Form 10-Q
period 2025-03-31
Vendome Acquisition Corp I
filed 2025-08-14
CIK 2055879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-42722

VENDOME ACQUISITION CORPORATION I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Center Drive Park City, UT	84098
(Address of principal executive offices)	(Zip Code)

(645) 201-8586
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	VNMEU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, included as part of the units	VNME	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VNMEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2025, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VENDOME ACQUISITION CORPORATION I
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

VENDOME ACQUISITION CORPORATION I

CONDENSED BALANCE SHEET
AS OF MARCH 31, 2025
(UNAUDITED)

ASSETS
Current Assets:
Prepaid expenses	$12,902
Total Current Assets	12,902
Deferred offering costs	321,197
Total Assets	$334,099

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued offering costs	309,099
Total Current Liabilities	$309,099

Commitments and contingencies (Note 6)

Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)(2)	575
Additional paid-in capital	24,425
Retained earnings	—
Total Shareholder’s Equity	25,000
Total Liabilities and Shareholder’s Equity	$334,099

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)
Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION)
THROUGH MARCH 31, 2025
(UNAUDITED)

Formation and operating expenses	$—
Total Expenses	—
Net loss	$—
Weighted average ordinary shares outstanding basic and diluted(1)(2)	2,365,079
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)
Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION)
THROUGH MARCH 31, 2025
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In Capital	Retained Earnings	Shareholder’s Equity
	Shares	Amount
Balance, January 28, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	—	25,000
Balance, March 31, 2025	5,750,000	$575	$24,425	$—	$25,000

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)
Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION)
TRHOUGH MARCH 31, 2025
(UNAUDITED)

Cash Flows From Operating Activities:
Net Loss	$—
Net Cash Provided By Operating Activities	—
Net Change in Cash	—
Cash at Beginning of Period	—
Cash at End of Period	$—

Supplemental Schedule of Non-Cash Financing Activities:
Issuance of Class B shares to Sponsor in exchange for a payment to a vendor	$25,000
Deferred offering costs included in accrued offering costs	$309,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I
Notes to Unaudited Condensed Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Vendome Acquisition Corporation I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 28, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however, it intends to focus our search on high potential businesses based in the United States. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 28, 2025 (inception) through March 31, 2025 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On July 3, 2025, the Company consummated its Initial Public Offering of 20,000,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively). The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $200,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 2,648,000 warrants (the “Private Placement Warrants”) to  Vendome Acquisition Sponsor I LLC (the “Sponsor’) and the underwriters at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement Warrant”), generating gross proceeds to the Company of $2,648,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering (see Note 8).

Transaction costs amounted to $2,105,782, consisting of $1,000,000 of cash underwriting fee and $1,105,782 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s franchise and income taxes or funds for working capital requirements (up to 5% of the interest earned on the Trust Account), (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a simple majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) that, being entitled to do so, attend and vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less any Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Because we may make Permitted Withdrawals, including of up to 5% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account may be negatively impacted. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

As of March 31, 2025, the Company had no cash and a working capital deficit of $296,197.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company Working Capital Loans (as defined in Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the period ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Shareholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. At March 31, 2025, the Company had deferred offering costs of $321,197.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriter (see Note 6). At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature. As of March 31, 2025 there were no assets or liabilities that qualify as financial instruments.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets that the Company has the ability to access;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of March 31, 2025, there were no assets or liabilities that were subject to fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. As of March 31, 2025, there were no derivative financial instruments.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statement of operations. As of March 31, 2025, there were no warrant instruments.

Recent Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of March 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 2,648,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On February 21, 2025, the Sponsor received 9,857,143 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000. On March 25, 2025, the Sponsor returned to the Company, at no cost, an aggregate of 5,544,643 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025.

On May 24, 2025, the Sponsor transferred an aggregate of 75,000 of its founder shares to the Company’s independent director nominees for no cash consideration. The founder shares held by the independent directors will not be subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. The Company has estimated the fair value of the 75,000 Founder Shares as $127,500 on the date of transfer. The transferred shares are subject to the lock up provisions described below. As such, the Company will not recognize any expense until the initial Business Combination is probable.

Up to 750,000 of the 5,750,000 Founder Shares are subject to forfeiture by the sponsor depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 20.0% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025, there was no amount outstanding under the Working Capital Loans.

On May 23, 2025, the Sponsor agreed to loan the Company up to $300,000. As of March 31, 2025, the Company had borrowed $0 under such unsecured, non-interest bearing promissory note. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company will issue the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

The underwriter received a fixed cash underwriting discount of $1,000,000 in the aggregate, payable upon the closing of the Initial Public Offering.

NOTE 7 — SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of May 25, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On March 25, 2025, the Sponsor surrendered to the Company, for no consideration, an aggregate of 5,544,643 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors and continuing the Company in a jurisdiction outside the Cayman Islands prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if we do not consummate an initial Business Combination) at the time of our initial Business Combination or at any time prior thereto at the option of the holder thereof, subject to adjustments described herein.

NOTE 8 — WARRANTS

There were no warrants outstanding as of March 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable to file, and, within 60 Business Days of the Business Combination, efforts, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder;

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the public warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price, as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cash or cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, (Segment Reporting), establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through August 14, 2025 the date that the unaudited condensed financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025.

On May 24, 2025, the Sponsor transferred an aggregate of 75,000 of its founder shares to the Company’s independent director nominees for no cash consideration. The founder shares held by the independent directors will not be subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. The Company has estimated the fair value of the 75,000 Founder Shares as $127,500 on the date of transfer. The transferred shares are subject to the lock up provisions. As such, the Company will not recognize any expense until the initial Business Combination is probable.

On July 3, 2025, the Company consummated its Initial Public Offering of 20,000,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively). The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $200,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 2,648,000 warrants (the “Private Placement Warrants”) to  Vendome Acquisition Sponsor I LLC (the “Sponsor’) and the underwriters at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement Warrant”), generating gross proceeds to the Company of $2,648,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering (see Note 8).

On May 23, 2025, the Sponsor agreed to loan the Company up to $300,000. As of March 31, 2025, the Company had borrowed $0 under such unsecured, non-interest bearing promissory note. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

On July 22, 2025, the Company repaid the outstanding balance of the promissory note. Borrowings under the promissory note are no longer available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Vendome Acquisition Corporation I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Vendome Acquisition Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Some statements contained in this Quarterly Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete an initial business combination, which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	the potential liquidity and trading of our public securities;

●	the past performance of our directors, executive officers and their affiliates may not be indicative of future performance of an investment in us;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our final prospectus for our Initial Public Offering filed (as defined below) with the SEC on July 2, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated in the Cayman Islands on January 28, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2025 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period January 28, 2025 (inception) through March 31, 2025, we did not incur a net loss.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and a loan from the Sponsor, of up to $300,000 under an unsecured, non-interest bearing promissory note, which was repaid on July 22, 2025.

Subsequent to the quarterly period covered by this Quarterly Report, on July 3, 2025, we consummated the initial public offering (the “Initial Public Offering”) of 20,000,000 Units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, we (i) completed the private sale of 2,648,000 warrants (the “Private Placement Warrants”) to the Sponsor and the underwriters at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $2,648,000 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering and (ii) issued the Sponsor a working capital convertible note in the principal amount of up to $840,000 (the “Working Capital Convertible Note”), which we may draw down in our sole discretion, from time to time. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares at the option of the Sponsor, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted.

Following the closing of the Initial Public Offering and the Private Placement, a total of $200,000,000 was placed in the Trust Account. We incurred $2,105,782 of transaction costs, consisting of $1,000,000 of underwriting fee and $1,105,782 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, the Sponsor or any of its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial Business Combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans for each such person may be converted into Class A ordinary shares at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted, at the option of the lender. Any shares issued upon conversion of such Working Capital Loans would be identical to the Class A ordinary shares that are sold as a part of the Public Units of the Initial Public Offering.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering. The underwriters have not exercised the over-allotment option as of August 14, 2025.

The underwriters were entitled to a cash underwriting discount of $1,000,000, which was paid upon the closing of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, we issued the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which we may draw down in our sole discretion, from time to time. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares at the option of the Sponsor, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our final prospectus for our Initial Public Offering filed with the SEC on July 2, 2025, which could materially affect our business, financial condition, or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2025, Sponsor subscribed for 9,857,143 founder shares for a total subscription price of $25,000 and fully paid for those shares. On March 25, 2025, Sponsor surrendered for cancellation 5,544,643 founder shares held by it for no consideration. On May 25, 2025, the Company issued an additional 1,437,500 Class B ordinary shares to the Sponsor for no consideration, resulting in the Sponsor owning 5,750,000 Class B ordinary shares as of May   25, 2025. Accordingly, Sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.0043 per share for the 5,750,000 founder shares held by it (up to 750,000 of which were subject to forfeiture by Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised). The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 3, 2025, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 2,648,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $2,648,000. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering. In addition, we issued the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which we may draw down in our sole discretion, from time to time. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares at the option of the Sponsor, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted.

 Of the gross proceeds received from the Initial Public Offering and the Private Placement, an aggregate of $200,000,000 was placed in the trust account. The proceeds held in the trust account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the trust account to the Company’s shareholders, provided that up to 5% of interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements and /or to pay our franchise and income tax obligations.

We incurred $2,105,782 of transaction costs, consisting of $1,000,000 of underwriting fee and $1,105,782 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1
Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42722), filed with the SEC on July 3, 2025).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDOME ACQUISITION CORPORATION I

Date: August 14, 2025	By:	/s/ Scott LaPorta
	Name:	Scott LaPorta
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Office)