Form 10-Q
period 2025-06-30
Vendome Acquisition Corp I
filed 2025-08-14
CIK 2055879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

VENDOME ACQUISITION CORPORATION I
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Unaudited Condensed Balance Sheet as of June 30, 2025	1
Unaudited Condensed Statements of Operations for the period from January 28, 2025 (inception) through June 30, 2025 and for the Three Months Ended June 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholder’s Equity for the period from January 28, 2025 (inception) through June 30, 2025 and for the Three Months Ended June 30, 2025	3
Unaudited Condensed Statement of Cash Flows for the period from January 28, 2025 (inception) through June 30, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

VENDOME ACQUISITION CORPORATION I

CONDENSED BALANCE SHEET
JUNE 30, 2025
(UNAUDITED)
ASSETS
Current Assets:
Cash	$73,592
Total Current Assets	73,592
Deferred offering costs	884,292
Total Assets	$957,884
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued offering costs	$632,884
Related Party Payable	300,000
Total Current Liabilities	932,884
Commitments and contingencies (Note 6)
Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)(2)	575
Additional paid-in capital	24,425
Retained earnings	—
Total Shareholder’s Equity	25,000
Total Liabilities and Shareholder’s Equity	$957,884

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
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

VENDOME ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2025	For the period from January 28, 2025 (inception) through June 30, 2025
Formation and operating expenses	$—	$—
Total Expenses	—	—
Net loss	$—	$—
Weighted average ordinary shares outstanding basic and diluted(1)(2)	5,000,000	3,922,078
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
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

VENDOME ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION) THROUGH
JUNE 30, 2025 AND FOR THE THREE MONTHS ENDED JUNE 30, 2025
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In Capital	Retained Earnings	Shareholder’s Equity
	Shares	Amount
Balance, January 28, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	—	25,000
Balance, March 31, 2025	5,750,000	575	24,425	—	25,000
Net loss	-	-	-	-	-
Balance, June 30, 2025	5,750,000	$575	$24,425	$-	$25,000

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
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

VENDOME ACQUISITION CORPORATION I

CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION)
 THROUGH JUNE 30, 2025
(UNAUDITED)

Cash Flows From Operating Activities:
Net loss	$—
Increase in deferred offering costs	(226,408)
Net Cash Used In Operating Activities	(226,408)

Cash Flows From Financing Activities:
Proceeds from working capital loans – related party	300,000
Net Cash Provided By Financing Activities	300,000

Net Change in Cash	73,592
Cash at beginning of period	—
Cash at end of period	$73,592
Supplemental Schedule of Non-Cash Financing Activities:
Issuance of Class B shares to Sponsor in exchange for payment of deferred offering costs	$25,000
Deferred offering costs included in accrued offering costs	$632,884

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 28, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Considerations

As of June 30, 2025, the Company had cash of $73,592 and a working capital deficit of $859,292.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the three months and period ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Shareholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. At June 30, 2025, the Company had deferred offering costs of $884,292.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriter (see Note 6). At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature. As of June 30, 2025 there were no assets or liabilities that qualify as financial instruments.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of June 30, 2025, there were no assets or liabilities that were subject to fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. As of June 30, 2025, there were no derivative financial instruments.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations. As of June 30, 2025, there were no warrant instruments.

Recent Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of June 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025, there was no amount outstanding under the Working Capital Loans.

On May 23, 2025, the Sponsor agreed to loan the Company up to $300,000. As of June 30, 2025, the Company had borrowed $300,000 under such unsecured, non-interest bearing promissory note. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

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

NOTE 7 — SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025, there were no Class A ordinary shares issued or outstanding.

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

NOTE 8 — WARRANTS

There were no warrants outstanding as of June 30, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and, within 60 Business Days of the Business Combination, to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganization, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 28, 2025 (inception) through June 30, 2025 and the three months ended June 30, 2025, we did not incur a net loss.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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