Form 10-Q
period 2025-09-30
Vendome Acquisition Corp I
filed 2025-11-19
CIK 2055879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VENDOME ACQUISITION CORPORATION I
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Unaudited Condensed Balance Sheet as of September 30, 2025	1
Unaudited Condensed Statements of Operations for the period from January 28, 2025 (inception) through September 30, 2025 and for the three months ended September 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the period from January 28, 2025 (inception) through September 30, 2025	3
Unaudited Condensed Statement of Cash Flows for the period from January 28, 2025 (inception) through September 30, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2025

ASSETS
Current Assets:
Cash	$399,771
Prepaid expenses	317,147
Total Current Assets	716,918
Cash held in Trust	202,068,698
Total Assets	$202,785,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$367,840
Related party payable	30,000
Total Current Liabilities	397,840

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 20,000,000 shares subject to possible redemption at $10.10 per share	202,068,698

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 shares issued and outstanding(1)(2)	500
Additional paid-in capital	-
Retained earnings	318,578
Total Shareholders’ Equity	319,078
Total Liabilities and Shareholders’ Equity	$202,785,616

(1)
Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2025	For the period from January 28, 2025 (inception) through September 30, 2025
Formation and operating expenses	$248,140	$248,140
TOTAL EXPENSES	248,140	248,140

OTHER INCOME
Income earned on cash held in Trust	2,068,698	2,068,698
TOTAL OTHER INCOME	2,068,698	2,068,698

Net Income	$1,820,558	$1,820,558

Weighted average of redeemable shares outstanding basic and diluted	19,565,217	7,317,073
Basic and diluted net income per ordinary share	$0.10	$0.26
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	5,000,000	4,325,203
Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

(1)
Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

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

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION) THROUGH
SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-In Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount
Balance, January 28, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	—	25,000
Balance, March 31, 2025	5,750,000	575	24,425	—	25,000
Net income	-	-	-	—	-
Balance, June 30, 2025	5,750,000	575	24,425	—	25,000
Private warrants, proceeds			2,648,000	—	2,648,000
Public warrants, fair value			3,466,524	—	3,466,524
Offering costs			(41,257)	—	(41,257)
Forfeiture of founder shares	(750,000)	(75)	75	—	-
Accretion of carrying value to redemption value	—	—	(6,097,767)	(1,501,980)	(7,599,747)
Net income	—	—	—	1,820,558	1,820,558
Balance, September 30, 2025	5,000,000	$500	$-	$318,578	$319,078

(1)
Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

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

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION)
 THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$1,820,558
Adjustments to reconcile net (loss) income to net cash used in operating activities’
Interest earned on cash held in Trust	(2,068,698)
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Prepaid expenses	(317,147)
Related party payable	30,000
Accrued expenses	(96,530)
Net Cash Used in Operating Activities	(631,817)

Cash Flows from Investing Activities:
Cash deposited into Trust	(200,000,000)
Net Cash Used in Investing Activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	200,000,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of private placement warrants	2,648,000
Payment of offering costs	(1,641,412)
Net Cash Provided by Financing Activities	201,031,588

Net change in cash	399,771
Cash at beginning of period	-
Cash at end of period	$399,771

Supplemental Schedule of Non-Cash Financing Activities:
Offering costs charged to Additional paid in capital included in Accrued Expenses	$464,370
Accretion of carrying value to redemption value	$7,599,747

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 28, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Considerations

As of September 30, 2025, the Company had cash of $399,771 and working capital of $319,078.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the three months ended September 30, 2025 and for the period from January 28, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results for the period from January 28, 2025 (inception) through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Shareholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. At September 30, 2025, the Company no longer had any deferred offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

	Three Months Ended		For the period from January 28, 2025 (inception) through September 30, 2025
	September 30, 2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share of common stock numerator:
Interest income	$2,068,698	$-	$2,068,698	$
Less: Allocation of expenses	(197,634)	(50,506)	(155,954)		(92,186)
Total	$1,871,064	$(50,506)	$1,912,744		$(92,186)

Basic and diluted net income (loss) per share of common stock denominator:
Weighted-average shares outstanding	19,565,217	5,000,000	7,317,073		4,325,203
Basic and diluted net income (loss) per share of common stock	$0.10	$(0.01)	$0.26		$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2025, the cash held in excess of the FDIC limit was $149,771. As of September 30, 2025, the cash held in the Trust in excess of the SIPC limit was $201,818,698. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature. As of September 30, 2025 there were no assets or liabilities that qualify as financial instruments.

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

The fair value of the cash held in Trust account of $202,068,698 is measured at Level 1 of the fair value hierarchy at September 30, 2025.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2025, there were no derivative financial instruments.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC 815. Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations. As of September 30, 2025, there were no warrant instruments.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

On September 30, 2025, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table.

Gross proceeds	$200,000,000
Less: Proceeds allocated to public warrants	(3,466,524)
Less: Class A ordinary share issuance costs	(2,064,525)
Add: Accretion of carrying value to redemption value	7,599,747
Class A ordinary shares subject to possible redemption September 30, 2025	$202,068,698

Recent Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — “Segment Reporting — Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

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

Up to 750,000 of the 5,750,000 Founder Shares are subject to forfeiture by the sponsor depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 20.0% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred for the three months ended September 30, 2025 and for the period from January 28, 2025 (inception) through September 30, 2025 were $30,000 which are included in formation and operating expenses within the accompanying unaudited condensed statements of operations. As of September 30, 2025, $30,000 of such fees are unpaid and included in Related Party Payable.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025, there was no amount outstanding under the Working Capital Loans.

On May 23, 2025, the Sponsor agreed to loan the Company up to $300,000. As of September 30, 2025, the Company had borrowed $300,000 under such unsecured, non-interest bearing promissory note. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company issued the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective.

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

The underwriter received a fixed cash underwriting discount of $1,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of May 25, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering. On March 25, 2025, the Sponsor surrendered to the Company, for no consideration, an aggregate of 5,544,643 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025.

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

NOTE 8 — WARRANTS

There were 12,648,000 warrants outstanding as of September 30, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.
The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

As of September 30, 2025
Cash	$399,771
Prepaid expenses	317,147
Cash held in Trust	202,068,698
Total Assets	$202,785,616

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through November 19, 2025 the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Vendome Acquisition Corporation I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Vendome Acquisition Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to complete the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025 and for the period from January 28, 2025 (inception) through September 30, 2025, we had net income of $1,820,558 which consisted of investment income earned on investments in the Trust Account of $2,068,698 partially offset by formation and operating expenses of $248,140.

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

Following the closing of the Initial Public Offering and the Private Placement, a total of $200,000,000 was placed in the Trust Account. We incurred $2,105,782 of transaction costs, consisting of $1,000,000 of underwriting fees and $1,105,782 of other offering costs.

For the period from January 28, 2025 (inception) through September 30, 2025, cash used in operating activities was $631,817. Net income of $1,820,558 was affected by interest earned on investments held in the Trust Account of $2,068,698, and net change in operating assets and liabilities of $383,677.

For the period from January 28, 2025 (inception) through September 30, 2025, cash used in investing activities was $200,000,000, which is the amount required to be deposited into the Trust from the Initial Public Offering and Private Placement.

For the period from January 28, 2025 (inception) through September 30, 2025, cash provided by financing activities was $201,031,588, which is the proceeds from the Initial Public Offering and the Private Placement, net of offering costs.

As of September 30, 2025, we held investments in the Trust Account of $202,068,698. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $399,771 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering. The underwriters did not exercise the over-allotment option.

The underwriters were entitled to a cash underwriting discount of $1,000,000, which was paid upon the closing of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering,  the Company issued the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which we may draw down in our sole discretion, from time to time. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares at the option of the Sponsor, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we had the following critical accounting estimates: fair value of public and private warrants.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 21, 2025, Sponsor subscribed for 9,857,143 founder shares for a total subscription price of $25,000 and fully paid for those shares. On March 25, 2025, Sponsor surrendered for cancellation 5,544,643 founder shares held by it for no consideration. On May 25, 2025, the Company issued an additional 1,437,500 Class B ordinary shares to the Sponsor for no consideration, resulting in the Sponsor owning 5,750,000 Class B ordinary shares as of May   25, 2025. Accordingly, Sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.0043 per share for the 5,750,000 founder shares held by it (750,000 of which were  subsequently forfeited by Sponsor as the underwriters’ over-allotment option was not exercised). The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

VENDOME ACQUISITION CORPORATION I
Date: November 19, 2025	By:	/s/ Scott LaPorta
	Name:	Scott LaPorta
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Office)