Form 10-K
period 2025-12-31
Vendome Acquisition Corp I
filed 2026-03-20
CIK 2055879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-42722
Vendome Acquisition Corporation I
(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Center Drive
Park City, UT 84098
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code : 435-714-7373

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

Securities registered pursuant to Section 12 (g) of the Act:
None
Indicate by check mark if the Registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2025, was $200,600,000.

As of March 18, 2026, 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements and risk factors include, but are not limited to, statements and risk factors regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements and risk factors in this Annual Report may include, for example, statements and risk factors about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, which is impacted by various factors;

•	our expectations around the performance of a prospective target business or businesses or of markets or industries;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving or consummating our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	the potential liquidity and trading of our public securities;

•	the past performance of our directors, executive officers and their affiliates may not be indicative of future performance of an investment in us;

•	third parties may not want to engage with us to provide services due to the affiliation of our management team and our board of directors with TMTG and President Donald J. Trump;

•	Certain members of our management team may have economic incentives that differ from those of public shareholders;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflicts in the Middle East;

•	the trust account not being subject to claims of third parties; and

•	our financial performance following our initial public offering.

The forward-looking statements and risk factors contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A. Risk Factors. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this Annual Report to the “Company,” “Vendome Acquisition Corporation I,” “Vendome,” “New Vendome,” “we,” “us,” or “our” are to Vendome Acquisition Corporation I, a Cayman Islands exempted company. References to:

•
“Additional Working Capital Loans” are to the working capital loans our board of directors may approve for the purpose of funding working capital, which may be converted into our private units, shares, or warrants, after the completion of our initial public offering;

•	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect upon the completion of our initial public offering;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•
“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less any permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends 24 months from the closing of our initial public offering. In addition, our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in each case as further described herein;

•	“directors” are to our directors;

•
“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

•	“founders” are to Diana Derycz- Kessler, our President, Scott LaPorta, our Chief Executive Officer and Chief Financial Officer, and Paul L. Kessler, our Executive Chairman;

•
“founder shares” are to our Class B ordinary shares and the Class A ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination or at any time prior thereto at the option of the holder thereof as provided herein;

•	“initial shareholders” are to our sponsor and the other holders of our founder shares, including our directors and officers, prior to our initial public offering (or their permitted transferees);

•	“Insider Letter Agreement” refers to the letter agreement entered into with the sponsor and our officers and directors, included hereto as Exhibit 10.4;

•	“IPO Prospectus” refers our prospectus dated July 1, 2025 relating to our initial public offering.

•	“management” or our “management team” are to our officers and directors;

•
“non-sponsor investors” are to certain institutional investors (none of which are affiliated with any member of our management or any other investor) that purchased founder shares from the sponsor and to received private placement warrants in a private placement following the initial public offering;

•	“Non-Sponsor Investor Letter Agreement” refers to the letter agreement entered into with each of the non-sponsor investors;

•
“ordinary resolution” are to a resolution of the company passed by the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•
“permitted withdrawals” refers to amounts withdrawn from the trust account (i) to fund our working capital requirements, which amount shall not equal more than 5% of the interest earned on the trust account, and/or (ii) to pay our taxes, provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the trust account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount;

•
“private placement” are to a subscription of 2,648,000 warrants at a price of $1.00 per warrant ($2,648,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

•
“private placement warrants” are to the 2,648,000 warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of our initial public offering, which private placement warrants are identical to the public warrants, subject to certain limited exceptions described in the IPO Prospectus, including, but not limited to, the number of shares of Class A ordinary shares underlying each warrant;

•	“private shares” are to the Class A ordinary shares sold as part of the private placement warrants;

•
“public shareholders” are to the holders of our public shares, including our sponsor, the non-Sponsor investor, and our officers and directors to the extent such persons purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

•
“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

•
“sponsor” are to Vendome Acquisition Sponsor I LLC, a Cayman Islands limited liability company; Vendome Acquisition Holding I LLC is the managing member of our sponsor; Diana Derycz- Kessler, our President, Scott LaPorta, our Chief Executive Officer and Chief Financial Officer, and Paul Kessler, our Executive Chairman, are the sole members of Vendome Acquisition Holding I LLC;

•	“warrants” are, collectively, to the public warrants and the private placement warrants;

•	“warrant agreement” are to our warrant agreement governing the public warrants and private placement warrants, included hereto as Exhibits 4.4 and 4.5;

•	“we,” “us,” “company” or “our company” are to Vendome Acquisition Corporation I, a Cayman Islands exempted company;

•
“Working Capital Convertible Note” are to the convertible promissory note to be issued to our sponsor in the principal amount of up to $840,000, all of which may be converted into Class A, ordinary shares at the option of our sponsor.; and

•	“$,” “US$” and “U.S. dollar” are to the United States dollar.

ITEM 1.	Business.

We are a blank check company incorporated in the Cayman Islands on January 28, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company has not commenced any operations nor generated any revenues to date. All activity for the period from January 28, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering described below, and since the initial public offering to its search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Vendome Acquisition Sponsor I LLC, a Cayman Islands limited liability company. On February 21, 2025, our sponsor entered into a subscription agreement with us to purchase 9,857,143 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On March 25, 2025, our sponsor surrendered 5,544,643 founder shares for no consideration. On May 25, 2025, we issued to our Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering. Accordingly, the sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.005 per share for the 5,000,000 founder shares the sponsor has purchased.

On July 3, 2025, we consummated the initial public offering of 20,000,000 Units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. Simultaneously with the closing of the initial public offering, we completed the private sale of 2,648,000 warrants (the “Private Placement Warrants”) to the sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $2,648,000 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants sold in the initial public offering. Following the closing of the initial public offering and the Private Placement, a total of $200,000,000 was placed in the Trust Account. We incurred $2,105,782 of transaction costs, consisting of $1,000,000 of cash underwriting fee and $1,105,782 of other offering costs.

Following the initial public offering and the sale of the Private Placement Warrants, a total of $200,000,000 was placed in a trust account (“Trust Account”) located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, or held as cash, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Market Opportunity and Business Strategy

Our objectives are to generate attractive returns for shareholders and enhance value through (1) completing an initial business combination with a high-quality merger target at an attractive valuation with favorable terms for our shareholders and (2) enhancing operational performance through our team’s experience and by leveraging our expertise and the expertise of our network in the private equity space. We expect to favor potential target companies with certain industry and business characteristics. Key favorable industry characteristics we look for include, but are not limited to, compelling long-term growth prospects, strong secular tailwinds, and highly fragmented markets ripe for consolidation opportunities. We expect our target to possess certain business characteristics such as a leading market position, significant recurring revenue with a diversified customer base, opportunity for operational improvement, and a healthy margin profile with attractive free cash flow characteristics.

We may pursue an initial business combination in any business or industry. However, we intend to focus our search on target businesses primarily in the consumer sector. Our geographic focus will be North America, Southeast Asia, and Europe where we believe the expertise of our management team will provide us with a competitive advantage in completing a successful initial business combination.

Our selection process will leverage our network of industry, private equity, venture capital, credit fund and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants in US and Europe which we believe should provide us with a number of high-quality business combination opportunities.

We intend to seek to acquire one or more businesses with an aggregate enterprise value between $500 million and $1 billion, to be determined in the sole discretion of our officers and directors according to reasonably acceptable valuation standards and methodologies, although a target entity with a smaller or larger enterprise value may be considered.

We expect our strategy to draw heavily from the equity and debt capital markets, venture capital and private equity world, focusing on creating long-term value through a combination of disciplined investment practices, operational improvements, and strategic growth initiatives. Leveraging our team’s deep experience in private equity and venture capital, we emphasize identifying high-quality businesses with strong fundamentals, scalability, and alignment with our vertical integration strategy. We aim to employ a rigorous due diligence process to evaluate targets, ensuring that they meet key criteria such as robust financial performance, competitive positioning, and alignment with certain principles that we may pre-define. Once a business combination is completed, we intend to apply private equity-style operational enhancements, fostering revenue growth and operational efficiency. By leveraging our network of private equity professionals, institutional investors, and strategic partners, we aim to bring transformative value to the target businesses, aligning our shareholders’ interests with those of management teams to drive sustainable growth and superior returns. This approach reflects our commitment to unlocking value beyond the transaction, ensuring that we position our targets for long-term success.

Competitive Advantages

We believe our competitive strengths include the following:

•
Depth of Team and Access to Resources. We have a dedicated management team with a track record of executing on transactions, and the resources to source and evaluate a larger number of potential transactions relative to other SPACs.

•
Sourcing Channels and Leading Industry Relationships. We believe our capabilities, reputation and deep industry relationships will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate.

•
Execution and Structuring Capability. We believe our management team’s expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we can generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

•
Operating Company Experience. Certain members of our management team have extensive experience as operating company executives and/or board members. This experience will serve as a key competitive advantage in selecting companies that will benefit from going public, positioning us as an attractive partner to management teams of potential target companies, and help to create long-term value post-closing of the initial business combination.

Investment Criteria

We will use the following investment criteria to screen for and evaluate target businesses although we may pursue opportunities outside of this scope.

•
Business Fundamentals: Ideal targets will have an enterprise value exceeding three times the size of ours and display year-over-year revenue growth, with EBITDA and cash-flow positivity. These companies could operate in multiple countries, enabling expansion and operational synergies through vertical integration. We also seek founders who are willing to retain a meaningful stake in the public company, ensuring alignment with long-term value creation. Additional factors include attractive valuations, a large total addressable market, and a competitive industry position.

•
Public Company Ready: We will seek to acquire a company that is well-positioned to be a public company in terms of scale and size, and a company that public equity market investors will understand and value. While we believe our public company experience will be a significant asset as a transaction partner to private companies, we intend to avoid companies that have significant deficiencies in financial reporting or general public company readiness.

•
Would Benefit Distinctly from our Capabilities: We will seek to acquire a business where we can tangibly improve the operations and create long term value for our shareholders. In particular, we believe our experience in operating emerging growth companies, identifying productivity gains, and restructuring businesses would be a value-add to the management teams and boards of potential target companies. We expect our strategy to draw heavily from the venture capital world, focusing on creating long-term value through a combination of disciplined investment practices, operational improvements, and strategic growth initiatives. Leveraging our team’s deep experience in the public markets and private equity, we emphasize identifying high-quality businesses with strong fundamentals, scalability, and alignment with our vertical integration strategy. We aim to employ a rigorous due diligence process to evaluate targets, ensuring that they meet key criteria such as robust financial performance, competitive positioning, and alignment with certain principles that we may pre-define. Once a business combination is completed, we intend to apply private equity-style operational enhancements, fostering revenue growth and operational efficiency. By leveraging our network of private equity professionals, institutional investors, and strategic partners, we aim to bring transformative value to the target businesses, aligning our shareholders’ interests with those of management teams to drive sustainable growth and superior returns. This approach reflects our commitment to unlocking value beyond the transaction, ensuring that we position our targets for long-term success.

•	Innovators within an existing market. We will seek a company which embraces technology and the innovation of its products and/or processes to expand market share and competitive advantage.

•
Has a Dedicated and Proven Management Team: We will seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in the IPO Prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

While we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, we have engaged in an extensive research effort to identify a large number of potential targets.

Our effort is focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent registered public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Our sponsor and members of our management team will directly or indirectly own our securities following our initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. There is no agreement, arrangement, or understanding between our sponsor and us or any of our officers and directors with respect to determining whether to proceed with a business combination.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

Members of our management team may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination transaction with us.

Each of our officers and directors in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director will be required to present a business combination opportunity to such entities. As a result, there may be actual or potential material conflicts of interest between our sponsor and members of our management team on one hand, and purchasers in our initial public offering on the other.

While no member of the management team will have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Such services include investment management activities on behalf of themselves and other investment advisory clients in companies that may be an attractive opportunity for us or that may be competitive to a potential business opportunity to us.

Members of our management team may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, members of our management team could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Initial Business Combination

We have up to 24 months from the closing of our initial public offering to consummate an initial business combination.

We may hold a shareholder meeting at any time to amend our amended and restated memorandum and articles of association to seek shareholder approval to extend the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity). There is no limit on the number of times our shareholders can vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to complete an initial business combination and any such extension may be for any amount of time. As described herein, our sponsor, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders and their permitted transferees will lose their entire investment in us if our initial business combination is not completed within 24 months from the closing of our initial public offering unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares and our private placement warrants will be worthless.

If we do not complete our initial business combination within the completion window and do not hold a shareholder meeting to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less any permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Because we may make permitted withdrawals, including of up to 5% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account may be negatively impacted. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the interest earned on the trust account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on the Nasdaq, we will not be obligated to satisfy such 80% test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent registered public accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to the Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post- transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into following the consummation of our initial public offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Facilities

We currently maintain our executive offices at 1090 Center Drive, Park City, Utah 84098, and our telephone number is 435-714-7973. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report and IPO Prospectus. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. Pursuant to the Insider Letter Agreement and the Non-Sponsor Investor Letter Agreement, as applicable, our sponsor, officers and directors and the non-sponsor investors have agreed to vote their founder shares and placement shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares and placement shares, we would need only 37.5%, or 7,500,001, of the 20,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our sponsor currently owns shares representing approximately 20% of our outstanding ordinary shares immediately following the completion of our initial public offering and the private placement. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor, directors and officers and the non-sponsor investors to vote in favor of our initial business combination increases the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The only opportunity for our public shareholders to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

We do not have a minimum net tangible asset requirement.

Our amended and restated memorandum and articles of association does not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be “penny stock” under Rule 3a-51 of the Exchange Act. Whether or not our amended and restated memorandum and articles of association contains a net tangible assets requirement, if our securities are deemed to be “penny stock,” we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from Nasdaq, our securities could be determined to be “penny stock” under Rule 3a-51 of the Exchange Act and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential business combination targets and thereby adversely affect our ability to complete an initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, our public shareholders would not receive your pro rata portion of the trust account until we liquidate the trust account. If any of our public shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, our public shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate the trust account or you are able to sell their shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. An increasing number of SPACs have liquidated in 2022 through 2024 due to an inability to complete an initial business combination within the allotted completion window. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine and the armed conflict between Israel and Hamas.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (less any permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Because we may make permitted withdrawals, including of up to 5% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account may be negatively impacted. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants will be worthless.

We have until the date that is 24 months from the closing of our initial public offering to consummate our initial business combination.

If we do not consummate an initial business combination by such deadline, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek shareholder approval of our initial business combination, our management team, sponsor or any of their respective affiliates may elect to purchase public shares or warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, sponsor or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our management team, sponsor or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our management team, sponsor or any of their respective affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our management team, sponsor or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor or any of their respective affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, sponsor or any of their respective affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

•
if our management team, sponsor or any of their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor or any of their respective affiliates would not be voted in favor of approving the business combination transaction;

•
our management team, sponsor or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our management team, sponsor or any of their respective affiliates, along with the purchase price;

•	the purpose of the purchases by our management team, sponsor or any of their respective affiliates;

•	the impact, if any, of the purchases by our management team, sponsor or any of their respective affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of our security holders who sold to our sponsor, directors, executive officers or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor or any of their respective affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we do not consummate an initial business combination within the completion window, our public shareholders may be forced to wait beyond such time before redemption from our trust account.

If we do not consummate an initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account, if any (less any permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time from the closing of our initial public offering, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will not be offering a “penny stock,” we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants will be worthless.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the Class A ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such an initial business combination with.

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us to pay our tax obligations (excluding U.S. federal excise tax) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. Although we intend to consummate our business combination with a target with an aggregate enterprise value in excess of $500 million, there is no guarantee that we will do so. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the trust account. If Nasdaq delists our securities from trading on its exchange after our initial public offering, we would not be required to satisfy the fair market value requirement described above and could complete an initial business combination with a target business having a fair market value substantially below 80% of the balance in the trust account. If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account and the loans made available to us under the Working Capital Convertible Notes are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,680,000 will be available to us initially outside the trust account to fund our working capital requirements. In addition, upon the completion of our initial public offering, we issued our sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which we may draw down in our sole discretion, from time to time, to finance transaction costs in connection with an intended initial business combination. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. We expect to fund our working capital requirements prior to the time of our initial business combination in part with funds provided by our sponsor, an affiliate of our sponsor or our officers and directors who may, but none of them is obligated to, loan us funds as may be required. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Other than the loan made available to us under the Working Capital Convertible Note, none of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,500,000 of such loans may be convertible into warrants at a price of $10.00 per warrant at the option of the lender, upon consummation of our initial business combination. In addition, after the completion of our initial public offering, our board of directors may approve Additional Working Capital Loans for the purpose of funding working capital, which loans may be converted into our private units, shares, or warrants. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Our Working Capital Convertible Note exposes us to counterparty risk.

Our Working Capital Convertible Note exposes us to counterparty risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a loan or contract. While we believe our sponsor will honor its obligation to provide us loans under the Working Capital Convertible Note were we to request a draw down, we are exposed to the risk that our sponsor may not have sufficient funds available to draw down upon receiving our request. Although we may seek to enforce our sponsor’s obligations under the Working Capital Convertible Note, we may ultimately be unable to do so.

If such funds are not available and we are not otherwise able to obtain additional funding, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our ordinary shares, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Adeptus Partners, LLC (“Adeptus”), our independent registered public accounting firm, and the underwriter of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business.
As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Prior to the consummation of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in other sectors after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the IPO Prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large-accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares in accordance with any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require the approval of a special resolution of our shareholders as a matter of Cayman Islands law, which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. Many SPACs have faced delisting of their securities following redemptions of shares by public shareholders in connection with proposed amendments to their corporate charters since, after redeeming a large number of publicly held shares, they no longer meet the continued listing requirements of the stock exchange.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain agreements related to our initial public offering may be amended or waived without shareholder approval.

Each of the agreements related to our initial offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended or waived without shareholder approval. Such agreements are: the underwriting agreement; the Insider Letter Agreement among us and our sponsor, officers and directors; the Non-sponsor Investor Letter Agreement among us and the non-sponsor investors; the registration rights agreement among us and our initial shareholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our sponsor, officers and directors and the non-sponsor investors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to or waivers of the lock-up provision discussed above may result in our sponsor, officers and directors and the non-sponsor investors selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors and continuing our company in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least 90% of our issued and outstanding Class B ordinary shares. Our initial shareholders, who collectively beneficially own approximately 20% of our ordinary shares upon the closing of our initial public offering (including the private shares and assuming they do not purchase any units in our initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Pursuant to the Insider Letter Agreement and the Non-sponsor Investor Letter Agreement, our sponsor, officers and directors and non-sponsor investors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in the Insider Letter Agreement that we entered into with our sponsor, officers and directors and in the Non-Sponsor Investor Letter Agreement that we entered into with the non-sponsor investors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share,” under certain circumstances our public shareholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders currently own shares representing approximately 20% of our issued and outstanding ordinary shares (assuming they do not purchase any units in our initial public offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any units in our initial public offering or if our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, we may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors, who were elected by our initial shareholders, will continue in office until at least the completion of the initial business combination. Prior to the consummation of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year (or portion thereof) in which a U.S. Holder holds our Class A ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, for example, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, the amount of passive income and assets of the acquired business, and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (or later).

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we may endeavor to provide to such U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will provide such required information or, if we elect to provide it, that we provide it timely. Note that the IRS takes the position that such election is in any event unavailable with respect to our warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are a function of various factors in addition to those described herein. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the possible application of the PFIC rules to them in their particular circumstances.
For a more detailed discussion of the PFIC rules and the related tax considerations for U.S. Holders.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, the U.S. Treasury Department (the “Treasury”) and IRS have released preliminary guidance and proposed regulations on the stock buyback tax that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the stock buyback tax). The remaining regulations (largely relating to the computation of the stock buyback tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations.

As an entity incorporated as a Cayman Islands exempted company, the excise tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (potentially including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any final regulations, clarifications or other additional guidance from the Treasury that may be issued and applicable to the redemptions.

Any excise tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) would be payable by us and not by the redeeming holder. To the extent the excise tax is applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of the excise tax.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Changes in international trade policies, tariffs and treaties may have a material adverse effect on our search for an initial business combination target, our ability to complete an initial business combination, and/or our business, financial condition and results of operations following completion of an initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the U.S.). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the U.S., and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential changes in trade policy. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We will agree that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $2,648,000 will be available to complete our initial business combination being and pay related fees and expenses.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Sponsor and Management Team

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

Our units were offered at an offering price of $10.00 per unit and the amount in the trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share, our sponsor and certain directors and officers, either directly or indirectly, paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0043 per share. As a result, the value of the public shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor invested an aggregate of $3,513,000 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares, the $2,648,000 purchase price for the private placement warrants and $840,000 for the Working Capital Convertible Note. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us if the trading price of our ordinary shares is $0.94 or more per share, even if our sponsor is required to forfeit all of the unvested founder shares and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our initial public offering could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Upon the closing of our initial public offering, our sponsor has invested in us an aggregate of $3,513,000 comprised of the $25,000 purchase price for the founder shares, the $2,648,000 purchase price for the private placement warrants and the Working Capital Convertible Note. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 5,000,000 founder shares would have an aggregate implied value of $50,000,000. Even if the trading price of our ordinary shares were as low as $0.94 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to our sponsor’s aggregate initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors, which contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, and waiver of redemption rights to participate in liquidating distributions from the trust account, may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the IPO Prospectus will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Since our sponsor, officers and directors, and any other holders of our founder shares will lose their entire investment in us if our initial business combination is not completed, and because our sponsors, officers and directors and any other holder of our founder shares directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

Our sponsor and certain directors and officers, either directly or indirectly, currently own 5,000,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering (excluding the placement shares). The founder shares will be worthless if we do not complete an initial business combination. Our sponsor purchased an aggregate of 2,648,000 private placement warrants ($2,648,000 in the aggregate).

These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our sponsor, directors and officers and the non-sponsor investors holding founder shares or private placement warrants have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any public shares in connection with a shareholder vote to approve a proposed initial business combination.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.005 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination).

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and its affiliates and our officers and directors may in the future become affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including other SPACs before we have entered into a definitive agreement regarding our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

In addition, our management team and sponsor (including their managed funds and accounts, as the case may be) may in the future become affiliated with other SPACs or other entities that may have acquisition objectives that are similar to ours. Our management team and sponsor (including their managed funds and accounts, as the case may be) are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association will provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor or its affiliates, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with members of our management team, our sponsor or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor and its affiliates and our management team, on the one hand, with other entities, on the other hand, we may decide to acquire one or more businesses affiliated with our sponsor and its affiliates and our management team. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under the section of the IPO prospectus entitled “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our shareholders from a financial point of view of an initial business combination with one or more businesses affiliated with our sponsor, management team, or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock, shares or other equity interests than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Members of our management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

A conflict of interest may arise from the need to obtain the consent of our sponsor to our business combination.

Our sponsor will not cause us to enter into any agreements with respect to our initial business combination without its approval. Interests of our sponsor, or its respective affiliates may conflict with those of the rest of the shareholders, and our sponsor can prevent us from consummating a business combination if they do not wish to proceed with such business combination, even if such business combination might be in the best interest of our public shareholders.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest bearing demand deposit account at a U.S. - chartered commercial bank with consolidated assets of $100 billion or more. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income (less, in the case we are unable to complete our initial business combination, taxes payable and up to $100,000 of interest to fund dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, would lose the investment opportunity in a target company with which we may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities, and our warrants would expire worthless.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash or an interest bearing account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

The funds in the trust account are (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the registration statement of the IPO Prospectus forms a part, instruct Odyssey Transfer and Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash or an interest bearing account until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us for certain expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash or an interest bearing account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

In addition, even prior to the 18-month anniversary of the effective date of the IPO Prospectus, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 18-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company. Our investors may face adverse consequences if we are required to wind down our operations as a result of our status as an unregistered investment company, such as the losses of the investment opportunity in a target company, any price appreciation in the combined company and the fact that our warrants would expire worthless. If facts and circumstances change over time, we will update our disclosure to reflect how these changes impact the risks that we may be considered to be operating as an unregistered investment company. We may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 18-month anniversary, and instead hold all funds in the trust account in cash or an interest bearing account, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your ordinary shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the Nasdaq. Although after giving effect to our initial public offering we currently meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the Nasdaq, our units, Class A ordinary shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

The Class A ordinary shares issuable upon exercise of the public warrants are registered under the Securities Act in the registration statement of which the IPO Prospectus forms a part. However, this registration statement or another registration statement covering such Class A ordinary shares may not be in place when an investor desires to exercise public warrants, thus precluding such investor from being able to exercise its public warrants except on a cashless basis. If the issuance of the shares upon exercise of public warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have included 11,500,000 Class A ordinary shares issuable upon exercise of the public warrants under the Securities Act in the registration statement of which the IPO Prospectus forms a part. Because the public warrants are not exercisable until the later of the completion of our initial business combination or 12 months after this registration statement is declared effective by the Securities and Exchange Commission, we do not currently intend to update the registration statement of which the IPO Prospectus forms a part or file a new registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants until after the initial business combination has been consummated. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the public warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the public warrants, until the expiration of the public warrants in accordance with the provisions of the warrant agreement; provided that if a registration statement on Form S-4 or Form F-4 is filed in connection with our initial business combination that registers our warrants and the Class A ordinary shares issuable upon exercise of such warrants, such registration statement will not satisfy our obligation to register the issuance of the Class A ordinary shares issuable upon exercise of our warrants, which will only be satisfied with the filing of a registration statement on Form S-1 or Form F-1 (or, if applicable, a registration statement on Form S-3 or Form F-3) registering the issuance of such Class A ordinary shares from time to time. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise public warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their public warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant will not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the public warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the public warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the public warrants were offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private placement warrants may be able to exercise such private placement warrants.

If holders of our warrants exercise their public warrants on a “cashless basis,” they will receive fewer Class A ordinary shares from such exercise than if they were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average last reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, holders of our public warrants would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement dated as of July 1, 2025, our initial shareholders and their permitted transferees can demand that we register the private placement warrants, the Class A ordinary shares issuable upon exercise of the private placement warrants, the Class A ordinary shares issuable upon conversion of the founder shares, warrants that may be issued upon conversion of working capital loans, and the Class A ordinary shares issuable upon exercise of such warrants. In addition, after the completion of our initial public offering, our board of directors may approve Additional Working Capital Loans for the purpose of funding working capital, which loans may be converted into our private units, shares, or warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or holders of working capital loans or their respective permitted transferees are registered.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering, there will be 180,000,000 and 15,000,000 (assuming, in each case, that the underwriter has not exercised its over-allotment option) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the Class A ordinary shares reserved for issuance upon exercise of outstanding warrants or the Class A ordinary shares issuable upon conversion of Class B ordinary shares. There is currently no preference shares issued and outstanding. Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated memorandum and articles of association will provide that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, pursuant to the Letter Agreement and the Non-Sponsor Investor Letter Agreement, our sponsor, officers, and directors and the non-sponsor investors have agreed, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and permitted withdrawals), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of ordinary shares if preference shares is issued with rights senior to those afforded our ordinary shares;

•
could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Our sponsor and certain director and officers, either directly or indirectly, paid an aggregate of $0.005, or approximately $25,000 per founder share, and, accordingly, the public shareholders will experience immediate and substantial dilution from the purchase of our Class B ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary shares and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after our initial public offering constitutes the dilution to the investors in our initial public offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of our initial public offering, and assuming no value is ascribed to the warrants included in the units, the public shareholders will incur immediate and substantial dilution of approximately 100.3% (or $10.03 per share, assuming no exercise of the underwriter’s over-allotment option), the difference between the pro forma net tangible book deficit per share of $(0.03) (assuming a maximum redemption scenario) and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution rights of the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

Unlike many other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our initial public offering and related to the closing of our initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti- dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all ordinary shares outstanding upon completion of our initial public offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares, subject to vesting and any other restrictions, issued or deemed issued to (i) our sponsor (or its members or affiliates) in connection with the consummation of our initial public offering, (ii) any seller in the initial business combination, (iii) the Class A ordinary shares underlying the private placement warrants and (iv) any Class A ordinary shares issued to our sponsor (or its members or affiliates) upon conversion of working capital loans. Our public shareholders may incur immediate and substantial dilution upon such adjustment. Additionally, the aforementioned adjustment will not take into account any Class A ordinary shares redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional Class A ordinary shares even if the additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may make permitted withdrawals from the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes, which may negatively impact the potential value of the trust account as well as the cash remaining for the combined company following the consummation of our initial business combination.

Unlike many other SPACs, we are permitted to withdraw 5% of the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes. Such permitted withdrawals can only be made (x) from interest and not from the principal held in the trust account and (y) only to the extent such interest is in the amount sufficient to cover the permitted withdrawal amount.

Because we may make permitted withdrawals, the potential value of the trust account as well as the cash remaining for the combined company following the consummation of the business combination may be negatively impacted, and shareholders who choose to redeem their shares may receive less in connection with such redemptions than they would receive if we did not make such permitted withdrawals.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a simple majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the IPO Prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least a simple majority of then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a simple majority of then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a simple majority of the number of then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least a majority of then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or ordinary shares, shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant. In addition, because we may make permitted withdrawals, including of up to 5% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account as well as the cash remaining for the combined company following the consummation of the business combination, and therefore the value of the warrants, may be negatively impacted.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce any provision limiting which federal or state courts in which such suits may be brought. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of our warrants are not deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to holders of public warrants, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, provided that a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-trading day measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force holders of public warrants (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at then-current market price when holders of public warrants might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 10,000,000 our Class A ordinary shares as part of the units offered by the IPO prospectus, simultaneously with the closing of our initial public offering, we issued an aggregate of 2,648,000 private placement warrants, each warrant exercisable to purchase one Class A ordinary share at $11.50 per share.

Our sponsor currently owns an aggregate of 5,000,000 founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. Further, upon the completion of our initial public offering, we have issued our sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which we may draw down in our sole discretion, from time to time, to finance transaction costs in connection with an intended initial business combination. Any principal amount outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the Note Conversion VWAP, at the option of our sponsor. In addition, if our sponsor makes any working capital loans, up to $2,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. In addition, after the completion of our initial public offering, our board of directors may approve Additional Working Capital Loans for the purpose of funding working capital, which loans may be converted into our private units, shares, or warrants. To the extent we issue Class A ordinary shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants, conversion of Working Capital Convertible Note and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the initial business combination.

Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

(i)
we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a New Issuance Price of less than $9.20 per share;

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units and the size of our initial public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry.

Prior to our initial public offering, there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were determined through discussions between us and the underwriter. In determining the size of our initial public offering, management held customary organizational meetings with representatives of the underwriter, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriter believes they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our initial public offering; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Holders of Class A ordinary shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands prior to our initial business combination.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands prior to our initial business combination (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

Holders of our public warrants will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We have registered 11,500,000 Class A ordinary shares issuable upon exercise of the public warrants in the IPO prospectus because the warrants will become exercisable on the later of the completion of our initial business combination or 12 months after this registration statement is declared effective by the Securities and Exchange Commission. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the IPO Prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict, including the involvement of the United States. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and the escalation of the Iran-Israel conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated Cayman Islands exempted company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

With respect to the experiences of our management team, and their respective affiliates, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance of our management team, and their respective affiliates (either individually or collectively) as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located, or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

In particular, although we may attempt to structure any change in our jurisdiction of incorporation (if any) in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrantholders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrantholders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or warrants for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to Non-U.S. Holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrantholders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrantholders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrantholders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrantholders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. All investors who have purchased of units in our initial public are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

An investment in our initial public offering may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our initial public offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of one redeemable warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing in our initial public offering are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividends we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. We note that “qualified dividend income” cannot in any event be received from a PFIC, and PFIC rules would, absent certain elections, treat capital gains as ordinary. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances of purchasing, holding or disposing of our securities.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement warrants or public warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us. For more information about the U.S. federal income tax treatment of the redemption of Class A ordinary shares.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Effective July 1, 2024, the SEC issued final rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

There are risks related to the technology industry to which we may be subject.

Business combinations with companies with operations in the technology industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the technology industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•
disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•
we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association provides that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provides that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provides that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and to continue our company in a jurisdiction outside the Cayman Islands. Holders of our public shares will not be entitled to vote on the appointment of directors or to continue our company in a jurisdiction outside the Cayman Islands during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you will not have any say in the management of our company prior to the consummation of an initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the rules adopted by the Securities and Exchange Commission, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the rules adopted by the Securities and Exchange Commission, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk Management and Strategy

Management believes the Company has adequate processes and systems to maintain the confidentiality of its communications and records. As a blank check company, since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, the Company does not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, including information systems, we and third parties may be subject to attacks on or security breaches in systems or infrastructure we utilize which could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

The Company has not experienced any cybersecurity incidents to date.

Governance

The board of directors oversees risks from cybersecurity threats. However, there are no specific processes by which the board may be informed about such risks.

Management is responsible for assessing and managing any material risks to the Company from cybersecurity threats. However, management has no specific expertise in such matters, and there are no specific processes by which management is informed about or monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. If any such risks were identified, management would report such risks to the board of directors.

If and when the Company completes a merger or other acquisition, the board of directors and management will assess the risks of cybersecurity threats to its business and adopt processes for assessing, identifying and managing risks from cybersecurity threats as warranted.

Item 2.	Properties.

We currently maintain our executive offices at 1090 Center Drive, Park City, UT 84098, and our telephone number is (435) 714-7973. The cost for this space is included in the $10,000 per month fee that we pay our sponsor or an affiliate of our sponsor for office space, utilities, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Units, public shares and public warrants are traded on the Nasdaq Global Market under the symbols “VNMEU”, “VNME” and “VNMEW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 18, 2026,  there was 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 4 holders of record of our founder shares, 1 holder of record of our public warrants and 1 holder of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 21, 2025, the sponsor subscribed for 9,857,143 founder shares for a total subscription price of $25,000 and fully paid for those shares. On March 25, 2025, the sponsor surrendered for cancellation 5,544,643 founder shares held by it for no consideration. On May 25, 2025, the Company issued an additional 1,437,500 Class B ordinary shares to the sponsor for no consideration, resulting in the sponsor owning 5,750,000 Class B ordinary shares as of May 25, 2025. Accordingly, the sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.0043 per share for the 5,750,000 founder shares held by it (750,000 of which were  subsequently forfeited by Sponsor as the underwriters’ over-allotment option was not exercised). The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We incurred $2,105,782 in transaction costs, consisting of $1,000,000 of underwriting fee and $1,105,782 of other offering costs.

Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Annual Report to “we,” “us” or the “Company” refer to Vendome Acquisition Corporation I References to our “management” or our “management team” refer to our officers and directors and references to the “the sponsor” or “our sponsor” refer to Vendome Acquisition Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, which is impacted by various factors;

•	our expectations around the performance of a prospective target business or businesses or of markets or industries;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving or consummating our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	the potential liquidity and trading of our public securities;

•	the past performance of our directors, executive officers and their affiliates may not be indicative of future performance of an investment in us;

•	certain members of our management team may have economic incentives that differ from those of public shareholders;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflicts in the Middle East;

•	the trust account not being subject to claims of third parties; and

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A. Risk Factors. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated in the Cayman Islands on January 28, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On July 3, 2025, Vendome Acquisition Corporation I completed (i) its initial public offering of 20,000,000 Units at an offering price of $10.00 per Unit, each Unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, generating gross proceeds of $200,000,000 (before underwriting discounts and commissions and offering expenses), and (ii) a private placement of an aggregate of 2,648,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $2,648,000. The private placement warrants are identical to the public warrants, except that they (i) are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination and (ii) are entitled to registration rights.

A total of $200,000,000 of the net proceeds from the initial public offering and the private placement was placed in a trust account with Odyssey Transfer and Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not completed its initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if the Company has not completed its initial business combination within 24 months from the closing of the initial public offering, subject to applicable law.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period January 28, 2025 (inception) through December 31, 2025, we had net income of $3,870,407, which consisted primarily of investment income earned on the cash held in the Trust Account of $4,032,946 partially offset by formation and operating expenses of $162,539.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the consummation of our initial public offering through receipt from our sponsor of $25,000 for the sale of the Founder Shares and payments to vendors from the sponsor.

On July 3, 2025, we consummated the initial public offering of 20,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of 2,648,000 private placement warrants to the sponsor and the underwriters at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $2,648,000. The private placement warrants are identical to the public warrants sold in the initial public offering.

Following the closing of the initial public offering and the private placement, a total of $200,000,000 was placed in the trust account. We incurred $2,105,782 of transaction costs, consisting of $1,000,000 of cash underwriting fee and $1,105,782 of other offering costs.

For the period January 28, 2025 (inception) through December 31, 2025, cash used in operating activities was $787,011. Net income of $3,870,407 was affected by interest earned on cash held in the trust account of $4,032,946, and net change in operating assets and liabilities of $624,472.

For the period January 28, 2025 (inception) through December 31, 2025, cash used in investing activities was $200,000,000, which is the amount required to be deposited into the trust from the initial public offering and private placement.

For the period January 28, 2025 (inception) through December 31, 2025, cash provided by financing activities was $201,091,587, which is primarily the proceeds from the initial public offering and the private placement, net of offering costs.

As of December 31, 2025, we had cash held in the trust account of $204,032,946. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $304,576 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the sponsor or any of its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $840,000 of such Working Capital Loans for each such person may be converted into Class A ordinary shares at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted, at the option of the lender. Any shares issued upon conversion of such Working Capital Loans would be identical to the Class A ordinary shares that are sold as a part of the public units of the initial public offering.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of $0.05 per Unit, or $1,000,000, which was paid upon the closing of the initial public offering.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we had the following critical accounting estimates: fair value of public and private warrants.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Paul L. Kessler	65	Executive Chairman
Scott LaPorta	63	Chief Executive Officer, Chief Financial Officer and Director
Diana Derycz-Kessler	60	President and Director
Brett Wyard	56	Director
Brian Webber	60	Director
Jonathan Gray	45	Director

Mr. Paul L. Kessler has served as our Executive Chairman since January 2025. He is the Co-Founder and has been Co-Manager of Bristol Capital Advisors, LLC (“BCA”), the investment advisor to Bristol Investment Fund, Ltd., since BCA’s inception in March 2000. 2 Mr. Kessler has extensive experience as a deep value investor, financier, and venture capitalist, working with both public and private growth companies across various industries, including biotechnology, technology, energy, education, and consumer products. From November 2021 to March 2024, Mr. Kessler was a member of “The CEO Council,” an advisory group of business leaders formed by the Los Angeles Area Chamber of Commerce to support regional economic recovery. In February 2019, Mr. Kessler became a founding member and director of LK Advisors, Inc. (formerly PiMac Advisors Inc.) a mortgage lending advisory company. Since October 2019, Mr. Kessler has been a member of the board of managers of Bristol Luxury Group LLC and Sugarfina Corporation (formerly Sugarfina Holdings LLC), the parent companies to Sugarfina USA LLC, a luxury candy retailer. He also serves as an advisor to MedTech Innovator, a nonprofit accelerator for medical technology companies, and is a lead investor and advisor to RX3 Ventures and Act One Ventures.3 Additionally, Mr. Kessler co-founded Start Engine, LLC in October 2011, a Los Angeles-based technology incubator that has launched over 50 technology companies and has since evolved into an equity-based crowdfunding platform. Mr. Kessler has been a guest speaker on the subject of financing emerging growth public companies at a variety of forums, including The Pipe’s Conference, Los Angeles Venture Association (LAVA), Wall Street Reporter’s Pipe Conference, and UCLA Anderson School of Management, Pepperdine University’s Graziadio School of Business and Management. He has also attended courses at Harvard Business School’s Executive Education Program and UCLA Extension.

Ms. Diana Derycz-Kessler has served as our President since January 2025. She is an investor with a background in law, business and finance. Her investments have included companies in the energy, biotechnology, technology, education, real estate and consumer products sectors. As part of these investments, she has assumed active operational roles. She co-founded Bristol Capital Advisors, LLC in March 2000 and has served as its Co-Manager and/or active principal since that time. She served as a director of Tellurian, Inc. since February 2017 through November 2024, and served as a director of Tellurian Investments from December 2016 to February 2017. She had a 17-year tenure as Chief Executive Officer of the media arts college of The Los Angeles Film School and is a manager of commercial property partnerships located in Hollywood, California. In February 2019, Ms. Derycz-Kessler became a founding member and director of LK Advisors, Inc. (formerly PiMac Advisors Inc.) a mortgage lending advisory company. Since October 2019, Ms. Derycz-Kessler has been a member of the board of managers of Bristol Luxury Group LLC and Sugarfina Corporation (formerly Sugarfina Holdings LLC), the parent companies to Sugarfina USA LLC, a luxury candy retailer. Ms. Derycz-Kessler’s early career began as a lawyer in the international oil and gas sector, working at the law firm of Curtis, Mallet-Prevost, Colt & Mosle LLP in New York. Subsequently, she joined Occidental Petroleum Corporation, overseeing legal for its Latin American exploration and production operations. From 2016 to 2018, Ms. Derycz-Kessler was a partner in UNESCO’s TeachHer program, a private–public sector partnership bridging the global gender gap in education. Ms. Derycz-Kessler holds a law degree from Harvard Law School and a master’s degree from Stanford University in Latin American Studies. She obtained her undergraduate “double” degree in History and Latin American Studies from University of California, Los Angeles (UCLA) and is also a member of the State Bar of California and the New York Bar.

Mr. Scott LaPorta has served as our Chief Executive Officer and Chief Financial Officer since January 2025. He has also been the Chief Executive Officer of Sugarfina USA LLC since November 2019. From September 2018 to November 2019, he was the Chief Commercial and Strategy Officer of GT’s Living Foods. He has also served as President and Chief Operating Officer of Neurobrands LLC from January 2017 to August 2018. Additionally, from September 2009 to July 2016, he served as the President, Chief Operating Officer, and Chief Financial Officer of Bolthouse Farms. Earlier in his career, Scott LaPorta functioned as the president of Levi Strauss Mexico and Canada and the Levi Strauss Signature brand in the United States. Additionally, he has served in executive capacities at Park Place Entertainment Corp., Hilton Hotels Corp., and both the Marriott Corporation and Host Marriott Corporation. Mr. LaPorta received his bachelor of science in accounting from the University of Virginia and master of business administration in finance from Vanderbilt University.

Mr. Brett Wyard has served as our director since July 2025. Mr. Wyard has over 30 years of experience as a private equity and distressed debt investor, as well as a financial advisor specializing in financial restructurings, mergers and acquisitions, and investment banking. He currently serves as a Managing Partner at Solace Capital Partners. Since co-founding Solace in July of 2014, Mr. Wyard has overseen investments and served on multiple corporate boards. From September of 2005 to September of 2012, he was a Global Partner, Managing Director, and Co-Head of Carlyle Strategic Partners at The Carlyle Group, where he was involved in the raising and investing of $2 billion. Prior to that, from May of 1999 to August of 2005, he was a Managing Director at Oaktree Capital Management, where he was a senior member of the firm’s flagship Opportunities Funds, focusing on special situations, distressed debt, and private equity investments. He previously held positions at Merrill Lynch in the Global Special Situations Group, Houlihan Lokey Howard & Zukin in the Financial Restructuring Group, and Voyageur Asset Management. Mr. Wyard currently serves as Chairman of the Board of Sun Mountain Sports and previously served as Chairman of the Board of Select Interior Concepts, Inc. He has also served on the boards of Forbes Energy Services, Pinnacle Foods, and NTL Communications (now Virgin Media). Mr. Wyard received a Bachelor of Arts in Economics from Boston College.

Mr. Brian Webber has served as our director since July 2025. Mr. Webber has over 30 years of experience as an investment banker and investor. Mr. Webber co-founded American Discovery Capital in 2017, where he has overseen the firm’s growth in private equity and investment banking. From July of 2010 to January of 2016, he was a Partner at Moelis & Company, where he focused on mergers and acquisitions and merchant banking transactions in the technology and business services sectors. From January of 2001 to July of 2010, he served as Global Head of Technology Investment Banking at UBS Investment Bank, where he expanded the group to over 100 bankers and achieved record revenue of $300 million in 2007. Prior to that, he was with Donaldson, Lufkin & Jenrette from May of 1993 to January of 2001 where he co-founded the firm’s technology group and was promoted to Managing Director in seven years. Mr. Webber received a Bachelor of Arts, magna cum laude, from the University of Utah and a Master of Business Administration from Harvard Business School.

Mr. Jonathan Gray has served as our director since July 2025. Mr. Gray has over 20 years of experience as an investor and strategic advisor. Mr. Gray has served as a director of Prairie Operating Company (Nasdaq: PROP) since May 2023. Mr. Gray has also served as the Chief Executive Officer of First Idea International Ltd., a strategic advisory boutique from its founding in 2008. Mr. Gray has also served as the Chief Executive Officer of the Intelligent Design Agency, a design firm, from its founding to 2018. In 2016, Mr. Gray established The Hideaway Entertainment, LLC, a financing and production entertainment media company focused on motion picture, television, digital media, and technology, and has served as Chief Executive Officer since the company’s founding. In addition, Mr. Gray is the co-owner of Beauchamp Estates France, a division of Beauchamp Estates International, which he founded in March 2005. Mr. Gray served as the founder and Chief Executive Officer of JG Events, an international event management company, from its founding in 2003 until closing it in 2019. Mr. Gray earned his Baccalauréat Littéraire in Litteréture from Lycée Carnot, Cannes in 1999.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of 5 members. Prior to our initial business combination, holders of our founder shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors are filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairperson or Co-Chairperson, a Vice-Chairperson, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Jeffrey Smith, Matan Fattal and Randy Lambert are independent directors under applicable SEC rules and the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below. The charters of each committee are available on our website.

Audit Committee

We have established an audit committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Brett Wyard, Brian Webber and Jonathan Gray and Brett Wyard serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Brett Wyard qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•
reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Brett Wyard, Brian Webber and Jonathan Gray and Jonathan Gray chairs the compensation committee. Brett Wyard, Brian Webber and Jonathan Gray are each independent.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to the sponsor or an affiliate thereof of up to $10,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, other expenses and obligations of the sponsor, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, is paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, prior to the consummation of an initial business combination, the compensation committee is primarily responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Brett Wyard, Brian Webber and Jonathan Gray serve as members of our nominating and corporate governance committee. Under Nasdaq listing standards, all members of the nominating and corporate governance committee must be independent. Brian Webber chairs the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for appointment at the annual general meeting. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You may review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We will disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

The Company adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and promotes compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10‑K as Exhibit 19.1.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors indirectly own founder shares and, due to their personal and financial interests in the founder shares, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We issued the sponsor a Working Capital Convertible Note in the principal amount of up to $840,00, which we may draw down in our sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial business combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of the sponsor. The conversion price of the Working Capital Convertible Note may be significantly less than the market price of our shares at the time such loan is converted. Any amount that are not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) Lock-up Expiration Date and (ii) the date that our winding up becomes effective. Certain members of our management team and our board will directly or indirectly own interest in sponsor, and due to their financial interests in Sponsor, they may have a conflict of interest in determining whether the Working Capital Convertible Note should be drawn down as well as the timing and manner of conversion or repayment (as applicable) of any outstanding principal balances under the Working Capital Convertible Note.

We pay the sponsor or an affiliate thereof a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Additionally, the sponsor, any of its respective affiliates or certain of our directors and officers may make working capital loans, up to $1,500,000 of which may be converted into Class A ordinary shares, at the price per share equal to the lower of (i) $8.00 per share or (ii) the Note Conversion VWAP, at the option of the lender (as further described in the IPO Prospectus), in order to finance transaction costs in connection with an intended initial business combination. Any fees we may pay the sponsor or an affiliate thereof for services rendered to us after the initial public offering or any repayment of the working capital loans made to us by the sponsor or any of their respective affiliates or certain of our directors and officers, may be contingent on the completion of a business combination. As a result, the sponsor, any of its respective affiliates or certain of our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination due to their personal and financial interests.

Our management team, in their capacities as directors, officers or employees of the sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by either of the sponsor or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our directors or officers are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
The sponsor, our officers and directors and the non-sponsor investors agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination; provided that, pursuant to the Non-Sponsor Investor Letter Agreement, such waiver of redemption rights shall only be applicable to the founder shares held by the non-sponsor investors, and not applicable to any public shares held by them. Additionally, the sponsor, our officers and directors and the non-sponsor investors agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months from the closing of the initial public offering. However, if the sponsor, our officers and directors and the non-sponsor investors (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the 90% of the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (x) six months after the date of the consummation of our initial business combination or (y) subsequent to our initial business combination (A) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, commencing at least 150 days after our initial business combination or (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. For the avoidance of doubt, 10% of the founder shares held by our sponsor, our officers and directors and the non-sponsor investors shall not be subject to such transfer restrictions (such date on which the founder shares are no longer subject to restriction, the “Lock-up Expiration Date”). With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, are not transferable, assignable or salable by the sponsor until 30 days after the completion of our initial business combination. Since the sponsor and our directors and officers may directly or indirectly own ordinary shares and warrants and will directly or indirectly own founder shares following the initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•
Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

•
The sponsor and members of our management team will directly or indirectly own our securities following the initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of the initial public offering, the sponsor has invested in us an aggregate of $2,673,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.005 per share) and the $2,648,000 purchase price for the private placement warrants (or $1.00 per warrant), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private placement warrants.

The conflicts described above may not be resolved in our favor.

  Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers and certain of our affiliates currently have fiduciary duties

Individual(1)	Entity	Entity’s Business	Affiliation
Paul L. Kessler	Bristol Capital Advisors, LLC	Investment	Founder and CEO
	Bristol Investment Fund, Ltd.	Investment	Director and Portfolio Manager
	Bristol Capital, LLC	Investment	Founder and Manager
	LK Advisors, Inc.	Family Education and Advisory	Founder and Director
	Sugarfina Corporation	Food Retail	Director

Scott LaPorta	Sugarfina USA LLC	Food Retail	CEO

Diana Derycz-Kessler	Bristol Capital Advisors, LLC	Investment	Co-Founder and Co-Manager
	Bristol Investment Fund, Ltd.	Investment	Director
	Bristol Capital, LLC	Investment	Co-Founder and Co-Manager
	LK Advisors, Inc.	Family Education and Advisory	Founder and Director
	Sugarfina Corporation	Food Retail

Brett Wyard	Solace Capital Partners	Investment	Managing Partner

Brian Webber	American Discovery Adv.	Banking and Finance	CEO
	American Discovery Capital	Banking and Finance	CEO
	ADIA	Banking and Finance	CEO

Jonathan Gray	First Idea International Ltd.	Strategy and Investment	CEO
	The Hideaway Entertainment, LLC	Entertainment	CEO
	Beauchamp Estates France	Real Estate	Co-Owner
	Prairie Operating Company	Energy	Director

 We are not prohibited from pursuing an initial business combination with a company that is affiliated with the sponsor, our directors or officers or the non-sponsor investors, or making the acquisition through a joint venture or other form of shared ownership with either of the sponsor, our directors or officers, or the non-sponsor investors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from a valuation or appraisal firm that such an initial business combination is fair to our shareholders from a financial point of view. Furthermore, in no event will the sponsor or any of our directors or existing officers, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors. Further, commencing on the date our securities were first listed on Nasdaq, we began to pay the sponsor or an affiliate thereof a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of Sponsor.

In addition, the sponsor or any of its respective affiliates may make additional investments in the company in connection with the initial business combination, although the sponsor and its affiliates have no obligation or current intention to do so. If the sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence the sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, our officers and directors and the non-sponsor investors have agreed, pursuant to the terms of an Insider Letter Agreement and Non-Sponsor Investor Letter Agreement entered into with us, as applicable, to vote any founder shares and public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We entered into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and Nasdaq has adopted listing standards consistent with the SEC rules. In compliance with those standards, we adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D‑1 promulgated thereunder, who were employed by the Company or a subsidiary of the Company during the applicable recovery period.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards to our executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company.

Item 11.	Executive Compensation.

The sponsor transferred an aggregate of 75,000 founder shares to our independent directors and officers prior to the completion of the initial public offering for their services. Except for such founder shares that our independent directors received from the sponsor, none of our directors or officers has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor or an affiliate thereof a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of the sponsor. The sponsor, our directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to the sponsor, or to our directors, officers or our or any of their respective affiliates. Any such payments prior to an initial business combination are made from funds held outside the trust account (other than any Permitted Withdrawals). Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the Company to the sponsor, our directors and officers, or our or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the initial proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our directors and officers may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of warrants as they are not exercisable within 60 days of the date of this annual report.

The beneficial ownership of our ordinary shares is based on 20,000,000 shares of Class A ordinary shares and 5,000,000 shares of Class B ordinary shares issued and outstanding as of December 31, 2025.
offering.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned(2)(6)	Approximate Percentage of Outstanding Class A Shares	Number of Class B Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Shares
Paul Kessler(3)	—	—	—	—
Diana Derycz-Kessler(3)	—	—	—	—
Scott LaPorta(3)	—	—	—	—
Brett Wyard	—	—	25,000	*
Brian Webber	—	—	25,000	*
Jonathan Gray	—	—	25,000	*
All directors and officers as a group (six individuals)	—	—	75,000	1.5%
Holders of more than 5% of RTAC 1 any class of outstanding ordinary shares
Vendome Acquisition Sponsor I LLC(3)(4)	—	—	4,925,000	98.50%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Vendome Acquisition Corporation I, 1090 Center Drive, Park City, UT 84098.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the IPO Prospectus.

(3)
Vendome Acquisition Sponsor I LLC is the record holder of 7,011,288 founder shares.  Ms. Diana Derycz-Kessler, President, Paul Kessler, Executive Chairman, and Scott La Porta, Chief Executive Officer and Chief Financial Officer, are the managing members of Vendome Acquisition Holding I LLC, the managing member of Vendome Acquisition Sponsor I LLC. As such, they may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by Vendome Acquisition Sponsor I LLC. Such persons disclaim any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Does not include any Class A ordinary shares which may be issued upon conversion of the Working Capital Convertible Note or Additional Working Capital Loans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred for the period from January 28, 2025 (inception) through December 31, 2025 were $60,000, which are included in formation and operating expenses within the accompanying statement of operations. As of December 31, 2025, $60,000 of such fees were unpaid and included in related party payable in the accompanying balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there was no amount outstanding under the Working Capital Loans.

On May 23, 2025, the sponsor agreed to loan the Company up to $300,000. As of December 31, 2025, the Company had borrowed $300,000 under such unsecured, non-interest bearing promissory note. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

Convertible Promissory Note

Upon the completion of our initial public offering, the Company issued the sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial business combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of the sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective.

Related Party Transactions Policy

In connection with the closing of our initial public offering, we adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the closing of our initial public offering, we adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter adopted prior to the consummation of the initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to the sponsor or to our directors or officers, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that is affiliated with any of the sponsor, or our directors or officers unless we, or a committee of independent and disinterested directors, obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that our initial business combination is fair to our shareholders from a financial point of view. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to the sponsor or to our directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, which if made prior to our initial business combination, will be made from funds held outside the trust account or, if made after the completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith:

•	repayment of payments to vendors by the sponsor to cover offering-related and organizational expenses;

•
repayment of the Working Capital Convertible Note made by the sponsor to finance transaction costs in connection with an intended initial business combination, in the principal amount of up to $840,000, which we may draw down in our sole discretion, from time to time. Any principal amounts outstanding under the Working Capital Convertible Note may be convertible into Class A ordinary shares of the post-business combination entity, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the Note Conversion VWAP, at the option of the sponsor. The shares issuable upon conversion of the Working Capital Convertible Note would be identical to the Class A ordinary shares that are sold as a part of the units of the initial public offering;

•	payment to the sponsor or an affiliate thereof of a total of $10,000 per month for office space, utilities, secretarial and administrative support services;

•	payment of customary fees for financial advisory services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
repayment of loans which may be made by the sponsor, any of its affiliates or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such loans may be convertible into Class A ordinary shares of the post-business combination entity, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the Note Conversion VWAP, at the option of the lender. The shares issuable upon conversion of such loans would be identical to the Class A ordinary shares that are sold as a part of the units of the initial public offering.

The above payments may be funded using the net proceeds of the initial public offering and the sale of the private placement warrants not held in the trust account (other than any Permitted Withdrawals) or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The firm of Adeptus Partners, LLC, or Adeptus, serves as our independent registered public accounting firm.

The Company incurred audit fees with Adeptus of $90,000 for the period January 28, 2025 (inception) through December 31, 2025. The Company did not incur any non-audit related fees, tax fees, or other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10‑K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits.

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on June 6, 2025)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on June 6, 2025)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on June 6, 2025)
4.4
Warrant Agreement, dated as of July 1, 2025, 2025, by and between the Company and Odyssey Transfer and Trust Company (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)

10.1
Private Placement Warrants Purchase Agreement, dated as of May 14, 2025, between the Company and the Sponsor (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)

10.2
Investment Management Trust Agreement, dated as of July 1, 2025, by and between the Company and Odyssey Transfer and Trust Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)

10.3
Registration Rights Agreement, dated as of July 1, 2025, by and among the Company, the Sponsor and other Holders (as defined therein) (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)

10.4
Letter Agreement, dated as of July 1, 2025, by and among the Company, the Sponsor, certain investors in the Sponsor and each of the initial shareholders, directors and officers of the Company (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)

10.5
Administrative Services Agreement, dated as of July 1, 2025, between the Company and Sponsor (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)

10.6	Form of Indemnification Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)
10.7
Working Capital Convertible Note, dated as of July 1, 2025, issued to Vendome Acquisition Sponsor I LLC (Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 3, 2025, incorporated by reference herein)

19.1	Insider Trading Policy
24	Power of Attorney (Included on the Signature Page hereto)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

Item 16.	Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2026

VENDOME ACQUISITION CORPORATION I

	By:	/s/ Scott LaPorta
	Name:	Scott LaPorta
	Title:	Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott LaPorta and, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott LaPorta
Name:	Scott LaPorta
Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 20, 2026

By:	/s/ Paul L. Kessler
Name:	Paul L. Kessler
Title:	Executive Chairman
Date:	March 20, 2026

By:	/s/ Diana Derycz-Kessler
Name:	Diana Derycz-Kessler
Title:	President and Director
Date:	March 20, 2026

By:	/s/ Brett Wyard
Name:	Brett Wyard
Title:	Director
Date:	March 20, 2026

By:	/s/ Brian Webber
Name:	Brian Webber
Title:	Director
Date:	March 20, 2026

By:	/s/ Jonathan Gray
Name:	Jonathan Gray
Title:	Director
Date:	March 20, 2026

VENDOME ACQUISITION CORPORATION I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vendome Acquisition Corporation I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vendome Acquisition Corporation I (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from January 28, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from January 28, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Adeptus Partners, LLC
Adeptus Partners, LLC

We have served as the Company’s auditor since 2025.

Ocean, New Jersey
March 20, 2026 PCAOB ID: 3686

 VENDOME ACQUISITION CORPORATION I

BALANCE SHEET
DECEMBER 31, 2025

ASSETS
Current Assets:
Cash	$304,576
Prepaid expenses	269,241
Total Current Assets	573,817
Cash held in Trust	204,032,946
Total Assets	$204,606,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$109,138
Related party payable	60,000
Total Current Liabilities	169,138

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 20,000,000 shares subject to possible redemption at $10.20 per share	204,032,946

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 shares issued and outstanding(1)(2)	500
Additional paid-in capital	-
Retained earnings	$404,179
Total Shareholders’ Equity	404,679
Total Liabilities and Shareholders’ Equity	$204,606,763

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

The accompanying notes are an integral part of these financial statements.

VENDOME ACQUISITION CORPORATION I

STATEMENT OF OPERATIONS

For the period from January 28, 2025 (inception) through December 31, 2025
Formation and operating expenses	$162,539
TOTAL EXPENSES	(162,539)

OTHER INCOME
Income earned on cash held in Trust	4,032,946
TOTAL OTHER INCOME	4,032,946

Net Income	$3,870,407

Weighted average of redeemable shares outstanding basic and diluted	10,769,231
Basic and diluted net income per ordinary share	$0.36
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	4,644,970
Basic and diluted net loss per ordinary share	$(0.01)

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

The accompanying notes are an integral part of these financial statements.

VENDOME ACQUISITION CORPORATION I

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION) THROUGH
DECEMBER 31, 2025

	Class B Ordinary Shares		Additional Paid-In Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount
Balance, January 28, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	—	25,000
Balance, March 31, 2025	5,750,000	575	24,425	—	25,000
Net income	-	-	-	—	-
Balance, June 30, 2025	5,750,000	575	24,425	—	25,000
Private warrants, proceeds	—	—	2,648,000	—	2,648,000
Public warrants, fair value	—	—	3,466,524	—	3,466,524
Offering costs	—	—	(41,257)	—	(41,257)
Forfeiture of founder shares	(750,000)	(75)	75	—	-
Accretion of carrying value to redemption value	—	—	(6,097,767)	(1,501,980)	(7,599,747)
Net income	—	—	—	1,820,558	1,820,558
Balance, September 30, 2025	5,000,000	500	—	318,578	319,078
Accretion of carrying value to redemption value	—	—	—	(1,964,248)	(1,964,248)
Net income	—	—	—	2,049,849	2,049,849
Balance, December 31, 2025	5,000,000	$500	$-	$404,179	$404,679

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

The accompanying notes are an integral part of these financial statements.

VENDOME ACQUISITION CORPORATION I

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION)
 THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$3,870,407
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on cash held in Trust	(4,032,946)
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Prepaid expenses	(269,241)
Accrued expenses	(355,231)
Net Cash Used in Operating Activities	(787,011)

Cash Flows from Investing Activities:
Cash deposited into Trust	(200,000,000)
Net Cash Used in Investing Activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	200,000,000
Proceeds from related party funding	60,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of private placement warrants	2,648,000
Payment of offering costs	(1,641,413)
Net Cash Provided by Financing Activities	201,091,587

Net change in cash	304,576
Cash at beginning of period	-
Cash at end of period	$304,576

Supplemental Schedule of Non-Cash Financing Activities:
Offering costs charged to Additional paid in capital included in Accrued Expenses	$41,257
Accrued Offering cost paid by related party	$423,112
Accretion of carrying value to redemption value	$9,563,995

The accompanying notes are an integral part of these financial statements.

VENDOME ACQUISITION CORPORATION I
Notes to Financial Statements

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from January 28, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less any Permitted Withdrawals and  up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Because the Company may make Permitted Withdrawals, including of up to 5% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account may be negatively impacted. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

As of December 31, 2025, the Company had cash of $304,576 and working capital of $404,679.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company Working Capital Loans (as defined in Note 5). Further, the Company can withdraw up to 5% annually of the interest earned on the Trust account to fund working capital requirements. As of December 31, 2025, the amount that can be withdrawn was $201,647. $200,000 was withdrawn from the Trust account on January 15, 2026.

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

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Shareholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. At December 31, 2025, the Company did not have any deferred offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

	For the period from January 28, 2025 (inception) through December 31, 2025

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$4,032,946	$—
Less: Allocation of expenses	(113,559)	(48,980)
Total	$3,919,387	$(48,980)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	10,769,231	4,644,970
Basic and diluted net income (loss) per ordinary share	$0.36	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of December 31, 2025, the cash held in excess of the FDIC limit was $54,576. As of December 31, 2025, the cash held in the Trust in excess of the SIPC limit was $203,782,946. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of December 31, 2025 there were no assets or liabilities that qualify as financial instruments.

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

The fair value of the cash held in Trust account of $204,032,946 is measured at Level 1 of the fair value hierarchy at December 31, 2025.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2025, there were no derivative financial instruments.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC 815. Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

On December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table.

Gross proceeds	$200,000,000
Less: Proceeds allocated to public warrants	(3,466,524)
Less: Class A ordinary share issuance costs	(2,064,525)
Add: Accretion of carrying value to redemption value	9,563,995
Class A ordinary shares subject to possible redemption as of December 31, 2025	$204,032,946

Recent Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — “Segment Reporting — Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5 — RELATED PARTIES

In connection with the closing of the Initial Public Offering, the Company adopted a formal policy for the review, approval or ratification of related party transactions.

Prior to the closing of the Initial Public Offering, the Company adopted a Code of Ethics requiring the Company to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by the Company’s board of directors (or the appropriate committee of our board of directors) or as disclosed in the Company’s public filings with the SEC. Under the Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, the Company’s audit committee, pursuant to a written charter adopted prior to the consummation of the Initial Public Offering, is responsible for reviewing and approving related party transactions to the extent that the Company enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. The audit committee reviews on a quarterly basis all payments that were made to the Sponsor or to the Company’s directors or officers, or the Company or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred for the period from January 28, 2025 (inception) through December 31, 2025 were $60,000 which are included in formation and operating expenses within the accompanying statement of operations. As of December 31, 2025, $60,000 of such fees are unpaid and included in related party payable in the accompanying balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there was no amount outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of  December 31, 2025, there were no (excluding 20,000,000 shares subject to possible redemption) Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of May 25, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering. On March 25, 2025, the Sponsor surrendered to the Company, for no consideration, an aggregate of 5,544,643 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025. As of  December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of our initial Business Combination or at any time prior thereto at the option of the holder thereof, subject to adjustments described herein.

NOTE 8 — WARRANTS

There were 12,648,000 warrants outstanding as of December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

As of December 31, 2025
Cash	$304,576
Prepaid expenses	269,241
Cash held in Trust	204,032,946
Total Assets	$204,606,763

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 20, 2026 the date that the financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 15, 2026, the Company withdrew $200,000 from the Trust account.