Form 10-Q
period 2026-03-31
Vendome Acquisition Corp I
filed 2026-05-14
CIK 2055879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VENDOME ACQUISITION CORPORATION I
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	1
Unaudited Condensed Statements of Operations for the three months ended March 31, 2026 and for the period from January 28, 2025 (inception) through March 31, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and for the period from January 28, 2025 (inception) through March 31, 2025	3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2026 and for the period from January 28, 2025 (inception) through March 31, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

VENDOME ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$408,087	$304,576
Prepaid expenses	286,628	269,241
Total Current Assets	694,715	573,817
Cash held in Trust	205,602,194	204,032,946
Total Assets	$206,296,909	$204,606,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$167,418	$109,138
Related party payable	90,000	60,000
Total Current Liabilities	257,418	169,138

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 20,000,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025 at $10.28 and $10.20 per share, respectively	205,602,194	204,032,946

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	-	-
Retained earnings	436,797	404,179
Total Shareholders’ Equity	437,297	404,679
Total Liabilities and Shareholders’ Equity	$206,296,909	$204,606,763

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2026	For the period from January 28, 2025 (inception) through March 31, 2025
Formation and operating expenses	$167,382	$-
TOTAL EXPENSES	167,382	-

OTHER INCOME
Income earned on cash held in Trust	1,769,248	-
TOTAL OTHER INCOME	1,769,248	-

Net Income	$1,601,866	$-

Weighted average of redeemable shares outstanding basic and diluted	20,000,000	-
Basic and diluted net income per ordinary share	$0.08	$-
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	5,000,000	2,365,079
Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)

(1)
For the period from January 28, 2025 (inception) through March 31, 2025, excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

(2)
For the period from January 28, 2025 (inception) through March 31, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026
AND
FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION) THROUGH
MARCH 31, 2025

	Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	5,000,000	$500	$-	$404,179	$404,679
Accretion of carrying value to redemption value				(1,569,248)	(1,569,248)
Net income	-	-	-	1,601,866	1,601,866
Balance, March 31, 2026	5,000,000	$500	$-	$436,797	$437,297

	Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 28, 2025 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	-	25,000
Balance, March 31, 2025	5,750,000	$575	$24,425	$-	$25,000

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the period from January 28, 2025 (inception) through March 31, 2025
Cash Flows from Operating Activities:
Net Income	$1,601,866	$-
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust	(1,769,248)	-
Changes in assets/liabilities:
Prepaid expenses	(17,387)	-
Accrued expenses	58,280	-
Net Cash Used in Operating Activities	(126,489)	-

Cash Flows from Investing Activities:
Cash withdrawal from Trust for working capital	200,000
Net Cash Provided By Investing Activities	200,000

Cash Flows from Financing Activities:
Proceeds from related party payable	30,000	-
Net Cash Provided by Financing Activities	30,000	-

Net change in cash	103,511	-
Cash at beginning of period	304,576	-
Cash at end of period	$408,087	$-

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of carrying value to redemption value	$1,569,248	$-
Issuance of Class B shares to Sponsor in exchange for a payment to a vendor	$-	$25,000
Deferred offering costs included in accrued offering costs	$-	$309,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I
Notes to Unaudited Condensed Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 31, 2025 through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, primarily related to the Initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Considerations

As of March 31, 2026, the Company had cash of $408,087 and working capital of $437,296.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company Working Capital Loans (as defined in Note 5). Further, the Company can withdraw up to 5% annually of the interest earned on the Trust account to fund working capital requirements. $200,000 was withdrawn from the Trust account on January 15, 2026. As of March 31, 2026, the amount that can be withdrawn was $90,110.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual financial statements for the year ended December 31, 2025.

The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of  March 31, 2026 and December 31, 2025.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

For the Three Months Ended March 31, 2026

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,769,248	$-
Less: Allocation of expenses	(133,906)	(33,476)
Total	$1,635,342	$(33,476)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	20,000,000	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of March 31, 2026 and December 31, 2025, the cash held in excess of the FDIC limit was $158,087 and $54,576, respectively. As of March 31, 2026 and December 31, 2025, the cash held in the Trust in excess of the SIPC limit was $205,352,194 and $203,782,946, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

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

The fair value of the cash held in Trust account of $205,602,194 and $204,032,946 is measured at Level 1 of the fair value hierarchy at March 31, 2026 and December 31, 2025, respectively.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2026, and December 31, 2025, there were no derivative financial instruments.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in ASC 815. Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statement of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

As of March 31, 2026, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table.

Class A ordinary shares subject to possible redemption as of December 31, 2025	$204,032,946
Add: Accretion of carrying value to redemption value	1,569,248
Class A ordinary shares subject to possible redemption as of March 31, 2026	$205,602,194

Recent Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 8).

NOTE 4 - PRIVATE PLACEMENT

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

NOTE 5 - RELATED PARTIES

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred for the three months ended March 31, 2026 and the period from January 28, 2025 (inception) through March 31, 2025 were $30,000 and $0, respectively, which are included in formation and operating expenses within the accompanying unaudited condensed statements of operations. As of March 31, 2026 and December 31, 2025, $90,000 and $0, respectively, of such fees are unpaid and included in related party payable in the accompanying unaudited condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

On May 23, 2025, the Sponsor agreed to loan the Company up to $300,000. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company issued the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective. There was no outstanding balance as of March 31, 2026 and December 31, 2025.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no (excluding 20,000,000 shares subject to possible redemption) Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of May 25, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering. On March 25, 2025, the Sponsor surrendered to the Company, for no consideration, an aggregate of 5,544,643 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025. As of March 31, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 - WARRANTS

There were 12,648,000 warrants outstanding as of March 31, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

NOTE 9 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

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

	As of March 31, 2026	As of December 31, 2025
Cash	$408,087	$304,576
Prepaid expenses	286,628	269,241
Cash held in Trust	205,602,194	204,032,946
Total Assets	$206,296,909	$204,606,763

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through May 14, 2026 the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 20, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to complete the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,601,866 which consisted of investment income earned on investments in the Trust Account of $1,769,248 partially offset by formation and operating expenses of $167,382.

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

For the three months ended March 31, 2026, cash used in operating activities was $126,489. Net income of $1,601,866 was affected by interest earned on investments held in the Trust Account of $1,769,248, and net change in operating assets and liabilities of $40,893.

For the three months ended March 31, 2026, cash provided by investing activities was $200,000, which is the amount of cash withdrawn from the Trust for working capital purposes.

For the three months ended March 31, 2026, cash provided by financing activities was $30,000, which is the proceeds from related party payable.

As of March 31, 2026, we held investments in the Trust Account of $205,602,194. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $408,087 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we had the following critical accounting estimates: fair value of public and private warrants.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our Annual Report on Form 10-K filed with the SEC on March 20, 2026, which could materially affect our business, financial condition, or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

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

VENDOME ACQUISITION CORPORATION I
Date: May 14, 2026	By:	/s/ Scott LaPorta
	Name:	Scott LaPorta
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Office)