Form 10-Q
period 2026-06-30
Vendome Acquisition Corp I
filed 2026-08-12
CIK 2055879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VENDOME ACQUISITION CORPORATION I
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and for the period from January 28, 2025 (inception) through June 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and period from January 28, 2025 (inception) through June 30, 2025	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2026 and for the period from January 28, 2025 (inception) through June 30, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

VENDOME ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$301,960	$304,576
Prepaid expenses	218,029	269,241
Total Current Assets	519,989	573,817
Cash held in Trust	207,384,290	204,032,946
Total Assets	$207,904,279	$204,606,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$159,432	$109,138
Related party payable	120,000	60,000
Total Current Liabilities	279,432	169,138

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 20,000,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025 at $10.37 and $10.20 per share, respectively	207,384,290	204,032,946

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Retained earnings	240,057	404,179
Total Shareholders’ Equity	240,557	404,679
Total Liabilities and Shareholders’ Equity	$207,904,279	$204,606,763

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period from January 28, 2025 (inception) through June 30, 2025
Formation and operating expenses	$196,740	$-	$364,122	$-
TOTAL EXPENSES	196,740	-	364,122	-

OTHER INCOME
Income earned on cash held in Trust	1,782,096	-	3,551,344	-
TOTAL OTHER INCOME	1,782,096	-	3,551,344	-

Net Income	$1,585,356	$-	$3,187,222	$-

Weighted average of redeemable shares outstanding basic and diluted	20,000,000	-	20,000,000	-
Basic and diluted net income per ordinary share	$0.08	$-	$0.16	$-
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	5,000,000	5,000,000	5,000,000	3,922,078
Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

(1)
For the period from January 28, 2025 (inception) through June 30, 2025, excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

(2)
For the period from January 28, 2025 (inception) through June 30, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
AND
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION) THROUGH
JUNE 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	5,000,000	$500	$-	$404,179	$404,679
Accretion of carrying value to redemption value	-	-	-	(1,569,248)	(1,569,248)
Net income	-	-	-	1,601,866	1,601,866
Balance, March 31, 2026	5,000,000	$500	$-	$436,797	$437,297
Accretion of carrying value to redemption value	-	-	-	(1,782,096)	(1,782,096)
Net income	-	-	-	1,585,356	1,585,356
Balance, June 30, 2026	5,000,000	$500	$-	$240,057	$240,557

	Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 28, 2025 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	-	25,000
Balance, March 31, 2025	5,750,000	$575	$24,425	$-	$25,000
Balance, June 30, 2025	5,750,000	$575	$24,425	$-	$25,000

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the period from January 28, 2025 (inception) through June 30, 2025
Cash Flows from Operating Activities:
Net Income	$3,187,222	$-
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust	(3,551,344)	-
Changes in assets/liabilities:
Prepaid expenses	51,212	-
Increase in deferred offering costs	-	(226,408)
Accrued expenses	50,294	-
Net Cash Used in Operating Activities	(262,616)	(226,408)

Cash Flows from Investing Activities:
Cash withdrawal from Trust for working capital	200,000	-
Proceeds from working capital loans – related party	-	300,000
Net Cash Provided By Investing Activities	200,000	300,000

Cash Flows from Financing Activities:
Proceeds from related party payable	60,000	-
Net Cash Provided by Financing Activities	60,000	-

Net change in cash	(2,616)	73,592
Cash at beginning of period	304,576	-
Cash at end of period	$301,960	$73,592

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of carrying value to redemption value	$3,351,344	$-
Issuance of Class B shares to Sponsor in exchange for a payment to a vendor	$-	$25,000
Deferred offering costs included in accrued offering costs	$-	$632,884

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 28, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, primarily related to the Initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Considerations

As of June 30, 2026, the Company had cash of $301,960 and working capital of $240,556.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company Working Capital Loans (as defined in Note 5). Further, the Company can withdraw up to 5% annually of the interest earned on the Trust account to fund working capital requirements. $200,000 was withdrawn from the Trust account on January 15, 2026. As of June 30, 2026, the amount that can be withdrawn was $179,215.

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

The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

For the Three Months Ended June 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,782,096	$-
Less: Allocation of expenses	(157,392)	(39,348)
Total	$1,624,704	$(39,348)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	20,000,000	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)

For the Six Months Ended June 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$3,551,344	$-
Less: Allocation of expenses	(291,297)	(72,825)
Total	$3,260,047	$(72,825)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	20,000,000	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.16	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026 and December 31, 2025, the cash held in excess of the FDIC limit was $51,960 and $54,576, respectively. As of June 30, 2026 and December 31, 2025, the cash held in the Trust in excess of the SIPC limit was $207,134,290 and $203,782,946, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

The fair value of the cash held in Trust account of $207,384,290 and $204,032,946 is measured at Level 1 of the fair value hierarchy at June 30, 2026 and December 31, 2025, respectively.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2026, and December 31, 2025, there were no derivative financial instruments.

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

As of June 30, 2026, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table.

Class A ordinary shares subject to possible redemption as of December 31, 2025	$204,032,946
Add: Accretion of carrying value to redemption value	1,569,248
Class A ordinary shares subject to possible redemption as of March 31, 2026	$205,602,194
Add: Accretion of carrying value to redemption value	1,782,096
Class A ordinary shares subject to possible redemption as of June 30, 2026	$207,384,290

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred for the three and six months ended June 30, 2026 and the period from January 28, 2025 (inception) through June 30, 2025 were $30,000, 60,000 and $0 respectively, which are included in formation and operating expenses within the accompanying unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, $120,000 and $60,000, respectively, of such fees are unpaid and included in related party payable in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

On May 23, 2025, the Sponsor agreed to loan the Company up to $300,000. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company issued the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective. There was no outstanding balance as of June 30, 2026 and December 31, 2025.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no (excluding 20,000,000 shares subject to possible redemption) Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of May 25, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering. On March 25, 2025, the Sponsor surrendered to the Company, for no consideration, an aggregate of 5,544,643 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025. As of June 30, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 - WARRANTS

There were 12,648,000 warrants outstanding as of June 30, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

	As of June 30, 2026	As of December 31, 2025
Cash	$301,960	$304,576
Prepaid expenses	$218,029	269,241
Cash held in Trust	$207,384,290	204,032,946
Total Assets	$207,904,279	$204,606,763

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through August 12, 2026 the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to complete the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had net income of $1,585,356 and $3,187,222, respectively, which consisted of investment income earned on investments in the Trust Account of $1,782,096 and $3,551,344, respectively, partially offset by formation and operating expenses of $196,740 and $364,122, respectively.

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

For the six months ended June 30, 2026, cash used in operating activities was $262,616. Net income of $3,187,222 was affected by interest earned on investments held in the Trust Account of $3,551,344, and net change in operating assets and liabilities of $101,506.

For the six months ended June 30, 2026, cash provided by investing activities was $200,000, which is the amount of cash withdrawn from the Trust for working capital purposes.

For the six months ended June 30, 2026, cash provided by financing activities was $60,000, which is the proceeds from related party payable.

As of June 30, 2026, we held investments in the Trust Account of $207,384,290. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $301,960 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we had the following critical accounting estimates: fair value of public and private warrants.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the six months ended June 30, 2026.

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

VENDOME ACQUISITION CORPORATION I
Date: August 12, 2026	By:	/s/ Scott LaPorta
	Name:	Scott LaPorta
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Office)