Form 10-Q
period 2026-09-30
Vendome Acquisition Corp I
filed 2026-11-13
CIK 2055879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 19,204,159 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VENDOME ACQUISITION CORPORATION I
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period from January 28, 2025 (inception) through September 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period from January 28, 2025 (inception) through September 30, 2025	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from January 28, 2025 (inception) through September 30, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1.
Interim Financial Statements.

VENDOME ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$393,206	$304,576
Prepaid expenses	203,067	269,241
Total Current Assets	596,273	573,817
Cash held in Trust	209,052,475	204,032,946
Total Assets	$209,648,748	$204,606,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$7,729	$11,164
Related party payable	150,000	60,000
Total Current Liabilities	157,729	71,164
Accrued expenses – non-current	184,360	97,974
Total Liabilities	342,089	169,138

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 20,000,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025 at $10.45 and $10.20 per share, respectively	209,052,475	204,032,946

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Retained earnings	253,684	404,179
Total Shareholders’ Equity	254,184	404,679
Total Liabilities and Shareholders’ Equity	$209,648,748	$204,606,763

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period from January 28, 2025 (inception) through September 30, 2025
Formation and operating expenses	$161,373	$248,140	$525,495	$248,140
TOTAL EXPENSES	161,373	248,140	525,495	248,140

OTHER INCOME
Income earned on cash held in Trust	1,843,185	2,068,698	5,394,529	2,068,698
TOTAL OTHER INCOME	1,843,185	2,068,698	5,394,529	2,068,698

Net Income	$1,681,812	$1,820,558	$4,869,034	$1,820,558

Weighted average of redeemable shares outstanding basic and diluted	20,000,000	19,565,217	20,000,000	7,317,073
Basic and diluted net income per ordinary share	$0.09	$0.10	$0.25	$0.26
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	5,000,000	5,000,000	5,000,000	4,325,203
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

(1)
For the period from January 28, 2025 (inception) through September 30, 2025, excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering.

(2)
For the period from January 28, 2025 (inception) through September 30, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
AND
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JANUARY 28, 2025 (INCEPTION) THROUGH
SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	5,000,000	$500	$-	$404,179	$404,679
Accretion of carrying value to redemption value	-	-	-	(1,569,248)	(1,569,248)
Net income	-	-	-	1,601,866	1,601,866
Balance, March 31, 2026	5,000,000	$500	$-	$436,797	$437,297
Accretion of carrying value to redemption value	-	-	-	(1,782,096)	(1,782,096)
Net income	-	-	-	1,585,356	1,585,356
Balance, June 30, 2026	5,000,000	$500	$-	$240,057	$240,557
Accretion of carrying value to redemption value	-	-	-	(1,668,185)	(1,668,185)
Net income	-	-	-	1,681,812	1,681,812
Balance, September 30, 2026	5,000,000	$500	$-	$253,684	$254,184

	Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 28, 2025 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	-	25,000
Balance, March 31, 2025	5,750,000	$575	$24,425	$-	$25,000
Net income	-	-	-	-	-
Balance, June 30, 2025	5,750,000	$575	$24,425	$-	$25,000
Private warrants, proceeds	-	-	2,648,000	-	2,648,000
Public warrants, fair value	-	-	3,466,524	-	3,466,524
Offering costs	-	-	(41,257)	-	(41,257)
Forfeiture of founder shares	(750,000)	(75)	75	-	-
Accretion of carrying value to redemption value	-	-	(6,097,767)	(1,501,980)	(7,599,747)
Net income	-	-	-	1,820,558	1,820,558
Balance, September 30, 2025	5,000,000	$500	$-	$318,578	$319,078

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
The accompanying notes are an integral part of these unaudited condensed financial statements.

VENDOME ACQUISITION CORPORATION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the period from January 28, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities:
Net Income	$4,869,034	$1,820,558
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust	(5,394,529)	(2,068,698)
Changes in assets/liabilities:
Prepaid expenses	66,174	(317,147)
Related party payable	90,000	30,000
Accrued expenses	82,951	(96,530)
Net Cash Used in Operating Activities	(286,370)	(631,817)

Cash Flows from Investing Activities:
Cash withdrawal from Trust for working capital	375,000	-
Cash deposited into Trust	-	(200,000,000)
Net Cash Provided by (Used in) Investing Activities	375,000	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	-	200,000,000
Proceeds from issuance of founder shares	-	25,000
Proceeds from issuance of private placement warrants	-	2,648,000
Payment of offering costs	-	(1,641,412)
Net Cash Provided by Financing Activities	-	201,031,588

Net change in cash	88,630	399,771
Cash at beginning of period	304,576	-
Cash at end of period	$393,206	$399,771

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of carrying value to redemption value	$5,019,529	$7,599,747
Offering costs charged to additional paid-in capital included in accrued expenses	$-	$464,370
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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however, it intends to focus its search on high potential businesses based in the United States. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 28, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, primarily related to the Initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 2,648,000 warrants (the “Private Placement Warrants”) to Vendome Acquisition Sponsor I LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $2,648,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are substantially identical to the Public Warrants sold in the Initial Public Offering, except as described in Note 8.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s franchise and income taxes or funds for working capital requirements (up to 5% of the interest earned on the Trust Account), (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or by July 3, 2027 (or such later date as may be approved by the Company’s shareholders in accordance with the Articles (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less any Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Because the Company may make Permitted Withdrawals, including of up to 5% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account may be negatively impacted. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern Considerations

As of September 30, 2026, the Company had cash of $393,206 and working capital of $438,544.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company Working Capital Loans (as defined in Note 5). Further, the Company can withdraw up to 5% of the interest earned on the Trust Account per annum to fund working capital requirements. $200,000 and $175,000 was withdrawn from the Trust account on January 15, 2026 and September 10, 2026, respectively. As of September 30, 2026, the amount that can be withdrawn is $96,374 (5% of interest earned of $9,427,475, less $375,000 withdrawn).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or the mandatory liquidation date described below. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 3, 2027 (or such later date as may be approved by the Company’s shareholders), the Company will cease all operations except for the purpose of winding up. The date for mandatory liquidation and subsequent dissolution, should a Business Combination not occur, is within one year of the date these unaudited condensed financial statements are issued. Although management intends to consummate a Business Combination prior to the mandatory liquidation date, and may seek shareholder approval to extend that date, the Company has not entered into a definitive agreement for a Business Combination and there can be no assurance that the Company will be able to consummate a Business Combination or obtain an extension. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be required to liquidate after July 3, 2027.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported net loss, total assets, total liabilities, or stockholder’s deficit. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes for the period from January 28, 2025 (inception) through December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2026.

The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company applies the two-class method in computing net income (loss) per share. Income earned on the Trust Account is allocated to the Class A ordinary shares subject to possible redemption, and formation and operating expenses are allocated between the Class A ordinary shares and the Class B ordinary shares pro rata based on the weighted average number of shares of each class outstanding. Accretion of the carrying value of Class A ordinary shares subject to possible redemption to redemption value is excluded from net income (loss) per share because the redemption value approximates fair value. The calculation of diluted net income (loss) per share does not consider the effect of the 12,648,000 Public Warrants and Private Placement Warrants outstanding because their exercise is contingent upon the occurrence of future events (the completion of a Business Combination), or the effect of the Working Capital Convertible Note, under which no amounts were outstanding. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

For the Three Months Ended September 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,843,185	$-
Less: Allocation of expenses	(129,098)	(32,275)
Total	$1,714,087	$(32,275)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	20,000,000	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.01)
For the Nine Months Ended September 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$5,394,529	$-
Less: Allocation of expenses	(420,396)	(105,099)
Total	$4,974,133	$(105,099)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	20,000,000	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.25	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2026 and December 31, 2025, the cash held in excess of the FDIC limit was $143,206 and $54,576, respectively. As of September 30, 2026 and December 31, 2025, the cash held in the Trust in excess of the SIPC limit was $208,802,475 and $203,782,946, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

The fair value of the cash held in Trust account of $209,052,475 and $204,032,946 is measured at Level 1 of the fair value hierarchy at September 30, 2026 and December 31, 2025, respectively.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2026, and December 31, 2025, there were no derivative financial instruments.

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

As of September 30, 2026, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table.

Class A ordinary shares subject to possible redemption as of December 31, 2025	$204,032,946
Add: Accretion of carrying value to redemption value	1,569,248
Class A ordinary shares subject to possible redemption as of March 31, 2026	$205,602,194
Add: Accretion of carrying value to redemption value	1,782,096
Class A ordinary shares subject to possible redemption as of June 30, 2026	$207,384,290
Add: Accretion of carrying value to redemption value	1,668,185
Class A ordinary shares subject to possible redemption as of September 30, 2026	$209,052,475

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

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 2,648,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

In addition, the Company’s audit committee, pursuant to a written charter adopted prior to the consummation of the Initial Public Offering, is responsible for reviewing and approving related party transactions to the extent that the Company enters into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. The audit committee reviews on a quarterly basis all payments that were made to the Sponsor or to the Company’s directors or officers, or the Company or any of their respective affiliates.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

General and Administrative Services

On July 1, 2025, the Company entered into an administrative services agreement with the Sponsor, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred for the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and the period from January 28, 2025 (inception) through September 30, 2025 were $30,000, $90,000, $30,000 and $30,000, respectively, which are included in formation and operating expenses within the accompanying unaudited condensed statements of operations. As of September 30, 2026 and December 31, 2025, $150,000 and $60,000, respectively, of such fees are unpaid and included in related party payable in the accompanying condensed balance sheets. No amounts have been paid to the Sponsor under this agreement through September 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

On May 23, 2025, the Sponsor agreed to loan the Company up to $300,000. The Company repaid the outstanding balance of the note on July 22, 2025. Borrowings under the promissory note are no longer available.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company issued the Sponsor a Working Capital Convertible Note in the principal amount of up to $840,000, which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date of conversion (the “Note Conversion VWAP”), at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective. There was no outstanding balance as of September 30, 2026 and December 31, 2025.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement entered into on July 1, 2025 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amount as of September 30, 2026 and December 31, 2025, was $184,360 and $97,974, respectively.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no (excluding 20,000,000 shares subject to possible redemption) Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of May 25, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. 750,000 Class B ordinary shares were forfeited as the underwriter did not exercise the over-allotment option in connection with the Initial Public Offering. On March 25, 2025, the Sponsor surrendered to the Company, for no consideration, an aggregate of 5,544,643 founder shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 5,544,643 Class B ordinary shares to the Company for no consideration on March 25, 2025. On May 25, 2025, the Company issued to the Sponsor, for no consideration, an aggregate of 1,437,500 founder shares. Shares and associated accounts have been retroactively restated to reflect the issuance of 1,437,500 Class B ordinary shares to the Sponsor for no consideration on May 25, 2025. As of September 30, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors and continuing the company in a jurisdiction outside the Cayman Islands prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 - WARRANTS

There were 12,648,000 warrants outstanding as of September 30, 2026 and December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering (June 30, 2025). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

	As of September 30, 2026	As of December 31, 2025
Cash	$393,206	$304,576
Prepaid expenses	$203,067	269,241
Cash held in Trust	$209,052,475	204,032,946
Total Assets	$209,648,748	$204,606,763

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through November 13, 2026 the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to complete the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on the funds held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2026, we had net income of $1,681,812 and $4,869,034, respectively, which consisted of income earned on the funds held in the Trust Account of $1,843,185 and $5,394,529, respectively, partially offset by formation and operating expenses of $161,373 and $525,495, respectively.

For the three months ended September 30, 2025, and for the period from January 28, 2025 (inception) through September 30, 2025, we had net income of $1,820,558, which consisted of income earned on the funds held in the Trust Account of $2,068,698, partially offset by formation and operating expenses of $248,140.

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

Simultaneously with the closing of the Initial Public Offering, we (i) completed the private sale of 2,648,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $2,648,000 (the “Private Placement”). The Private Placement Warrants are substantially identical to the Public Warrants sold in the Initial Public Offering, except as described in Note 8 to the unaudited condensed financial statements, and (ii) issued the Sponsor a working capital convertible note in the principal amount of up to $840,000 (the “Working Capital Convertible Note”), which we may draw down in our sole discretion, from time to time. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares at the option of the Sponsor, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted.

Following the closing of the Initial Public Offering and the Private Placement, a total of $200,000,000 was placed in the Trust Account. We incurred $2,105,782 of transaction costs, consisting of $1,000,000 of underwriting fees and $1,105,782 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $286,370. Net income of $4,869,034 was affected by interest earned on investments held in the Trust Account of $5,394,529, and net change in operating assets and liabilities of $239,125.

For the nine months ended September 30, 2026, cash provided by investing activities was $375,000, which is the amount of cash withdrawn from the Trust for working capital purposes.

As of September 30, 2026, we held $209,052,475 in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $393,206 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, the Sponsor or any of its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial Business Combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

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

Going Concern

If we are unable to complete a Business Combination by July 3, 2027 (or such later date as may be approved by our shareholders), we will cease all operations except for the purpose of winding up. The mandatory liquidation date is within one year of the date the unaudited condensed financial statements included in this Quarterly Report are issued, which raises substantial doubt about our ability to continue as a going concern. See “Going Concern Considerations” in Note 1 to the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations. As of September 30, 2026, we had $184,360 of fees owed to certain service providers whose payment has been deferred until the completion of our initial business combination, which are presented as long-term liabilities. We have agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support under an administrative services agreement; as of September 30, 2026, $150,000 was accrued and unpaid under this agreement. The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering. The underwriters did not exercise the over-allotment option.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2026. [Insert updated risk factor (i) substantial doubt about our ability to continue as a going concern and the July 3, 2027 mandatory liquidation date?]

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the nine months ended September 30, 2026.

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

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENDOME ACQUISITION CORPORATION I
Date: November 13, 2026	By:	/s/ Scott LaPorta
	Name:	Scott LaPorta
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)